Form 10-Q
period 2009-03-31
MULTISYS LANGUAGE SOLUTIONS INC
filed 2009-04-28
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-53632

(Commission file number)

MULTISYS LANGUAGE SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	29-2973652
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

8045 Dolce Volpe Ave.; Las Vegas, NV 89178

(Address of principal executive offices)

702-499-3990

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

On April 27, 2009, 1,852,500 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL STATEMENTS

Item1. Financial Statements

Multisys Language Solutions, Inc.

 (A Development Stage Company)

March 31, 2009

Index to Interim Financial Statements

CONTENTS	Page
Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	4
Statements of Operations for the Interim Period Ended March 31, 2009 and for the Period from June 6, 2008 (inception) through March 31, 2009 (Unaudited)	5
Statements of Cash Flows for the Interim Period Ended March 31, 2009 and for the Period from June 6, 2008 (inception) through March 31, 2009 (Unaudited)	6
Notes to the Interim Financial Statements (Unaudited)	7-12

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,848	$25,349

Total Current Assets	6,848	25,349

SOFTWARE RESELLER AGREEMENT
Software Reseller Agreement	10,000	10,000
Accumulated Amortization	(833)	(583)

SOFTWARE RESELLER AGREEMENT, net	9,167	9,417

Total Assets	$16,015	$34,766

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$2,663	$10,675

Total Current Liabilities	2,663	10,675

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
1,852,500 shares issued and outstanding	1,853	1,853
Additional paid-in capital	109,147	109,147
Deficit accumulated during the development stage	(97,648)	(86,909)

Total Stockholders' Equity	13,352	24,091

Total Liabilities and Stockholders' Equity	$16,015	$34,766

See accompanying notes to the financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the Period from
	For the Three Months	June 6, 2008
	Ended	(Inception) through
	March 31, 2009	March 31, 2009
	(Unaudited)	(Unaudited)

OPERATING EXPRENSES
Distribution and advertising	$-	$60,000
General and administrative expenses	10,739	37,648

Total Expenses	10,739	97,648

LOSS BEFORE TAXES	(10,739)	(97,648)

INCOME TAXES	-	-

NET LOSS	$(10,739)	$(97,648)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.07)

Weighted common shares outstanding
- basic and diluted	1,852,500	1,410,074

See accompanying notes to the financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period from
	For the Three Months	June 6, 2008
	Ended	(Inception) through
	March 31, 2009	March 31, 2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,739)	$(97,648)

Adjustments to reconcile net loss to net cash
used in operating activities
Amortization expense	250	833
Changes in operating assets and liabilities:
Accrued expenses	(8,013)	2,663

NET CASH USED BY OPERATING ACTIVITIES	(18,501)	(94,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Software Reseller Agreement	-	(10,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	111,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	111,000

NET CHANGE IN CASH	(18,501)	6,848

Cash at beginning of period	25,349	-

Cash at end of period	$6,848	$6,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements.

Multisys Language Solutions, Inc.

 (A Development Stage Company)

March 31, 2009

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Multisys Language Solutions, Inc. (a development stage company) (“MLS” or the “Company”) was incorporated on June 6, 2008 under the laws of the State of Nevada.  The Company intends to distribute interactive multimedia language education software developed by Strokes International AG., an Austria based software company in the Greater China Region including the People’s Republic of China (“PRC”), Hong Kong Special Administrative Region of the PRC, Macao Special Administrative Region of the PRC and Taiwan pursuant to an exclusive Software Reseller Agreement (“Software Reseller Agreement”) via an independent third party software distribution company.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1 filed on February 27, 2009, which was declared effective on April 16, 2009.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Software reseller agreement

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for the Software Reseller Agreement.  Under the requirements as set out in SFAS No. 142, the Company amortizes the costs of the acquired Software Reseller Agreement over its estimate useful life of ten (10) years.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets.  The Company’s long-lived assets, which include the software reseller agreement, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets at March 31, 2009.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future returns.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive royalties from distribution of interactive multimedia language education software sold by an independent third party distributor assigned by the Company in the Territory.  The Company entered into a Sales and Marketing agreement (“Sales Agreement”) with Xiamen Eurotech Intelligence Commercial & Trading Co., Ltd. (“Xiamen”).  Pursuant to the Sales Agreement, Xiamen will pay the Company $4.00 (equivalent to RMB27.38 using the currency exchange rate at December 31, 2008) for each unit of language education software sold by Xiamen in the Territory.  The royalty is calculated on a quarterly basis, and a royalty report detailing the total number of units sold by Xiamen during the reporting period at the applicable royalty rate of $4.000 per unit sold as well as the royalty payment is due within thirty (30) days after the last day of the reporting period.  The Company recognizes revenues upon receipts of the royalty report.  If the Company determines that collection of the royalty is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Stock-based compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method.  The fair value of each option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

June 11, 2008

Risk-free interest rate	3.16%
Dividend yield	0.00%
Expected volatility	0.00%
Expected option life (year)	3.00

The expected life of the options has been determined using the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107 (“SAB 107”).  The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, if any.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The stock warrants to purchase 100,000 shares of the Company’s common stock at $0.10 per share was valued at its fair market value at the date of issuance, using the Black-Scholes valuation model, of nil.

The fair value of the warrant is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs shown in the table above for 2008 are as follows:

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.
•	The Company uses the contractual life of the option as the expected life of options granted derived from SAB 107 and represents the period of time the options are expected to be outstanding.
•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock warrants, which excludes 100,000 shares of common stock issuable under the warrants in connection with the Company’s June 11, 2008 acquisition of the software reseller agreement as they were anti-dilutive.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage.  The Company intends to distribute interactive multimedia language education software developed by Strokes International AG., an Austria based software in the People’s Republic of China pursuant to an exclusive Software Reseller Agreement.; however, the Company has not yet acquired the customers or begun operations.  Its activities as of March 31, 2009 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $97,648 at March 31, 2009 and had a net loss and cash used in operations of $10,739 and $18,501, respectively for the interim period ended March 31, 2009, with no revenues since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SOFTWARE RESELLER AGREEMENT

On June 11, 2008, the Company acquired an exclusive Software Reseller Agreement (“Software Reseller Agreement”) for the People’s Republic of China (“PRC”) to market an interactive multimedia language education software package.  The Software Reseller Agreement was originally granted by Strokes International AG to Peter Schmid, an individual, who later sold and conveyed his legal interest in the Software Reseller Agreement to Multisys Language Solutions, Inc.  The Company purchased the Software Reseller Agreement in consideration of (i) $10,000 cash and (ii) a warrant to purchase 100,000 shares of the Company’s common stock at $0.10 per share expiring three (3) year from the date of the issuance, which was valued at nil at the date of grant, using the Black-Scholes option-pricing model, and (iii) a royalty equal to 4% of all revenue received from the sale of all language education software sold in the PRC.  Pursuant to the Software Reseller Agreement the Company is

required to pay Strokes International AG (“Strokes”) 40% of the suggested retail price on each unit sold.

On June 23, 2008, the Company entered into an Exclusive Marketing and Distribution Agreement (“Distribution Agreement”) with Xiamen Eurotech Intelligence Commercial & Trading Co., Ltd. (“Xiamen”), effective July 1, 2008 for a term of one and a half years expiring on December 31, 2009 with automatic renewal if Xiamen achieves defined objectives of the sales.  Pursuant to the Distribution Agreement, Xiamen assumed the underlying financial obligations of the Software Reseller Agreement and will directly remit proceeds from the sale of Language Education Software to Strokes.  Under the terms and conditions of the Resellers Agreement the Company agreed to sell three different interactive multimedia language education software programs for the following Net Retail Prices (NRP): (1) 385 RMB for the beginners program; (2) 556 RMB for the intermediate program; and (3) 726 RMB for the advanced program.  Since the products will be produced in the PRC by Xiamen, the costs for production, duplication, packaging, printing and marketing expenses in the amount of 45 RMB for the beginners program, 55 RMB for the intermediate program, and 65 RMB for the advanced program will be deducted from the NRP before calculating 40% of the NRP payable to Strokes.  Xiamen retains 60% of the NRP to cover all operating costs and will pay the Company $4.00 (equivalent to RMB27.38 using the currency exchange rate at December 31, 2008) for each unit of language education software sold by XIAM in the license territory.

Software reseller agreement at cost at March 31, 2009 consisted of the following:

March 31, 2009
Software reseller agreement	$10,000
Accumulated amortization	(833)

$9,167

Amortization expense

Amortization expense for the three month period ended March 31, 2009 was $250.  Amortization expense for the next five years is $1,000 per year.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock

The Company sold 500,000 shares of common stock at par to the president, CEO and Chairwoman of the Board of the Directors for $500 in cash in June, 2008 upon its formation.

In August, 2008 the Company sold 250,000 shares at par to two (2) officers and directors for $250 in cash.

In September, 2008, the Company sold 1,092,500 shares of common stock at $0.10 per share to 41 individuals for $109,250 in cash.

In October, 2008, the Company sold 10,000 shares of common stock at $0.10 per share to one (2) individuals for $1,000 in cash.

Stock options

The Company’s board of directors approved the adoption of the “2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on June 6, 2008.  This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.

For the three month period ending March 31, 2009, the Board of Directors had not approved or granted the issuance of any non-statutory stock options from the Company’s 2008 Non-Qualified Stock Option Plan.

Warrants

In connection with the entry into the Software Reseller Agreement, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at $0.10 per share expiring three (3) year from the date of the issuance, all of which has been earned upon issuance.  The fair value of these warrants granted, estimated on the date of grant, was nil at the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected warrant life (year)	3.00
Expected volatility	0.00%
Risk-free interest rate	3.16%
Dividend yield	0.00%

The table below summarizes the Company’s warrants activity for the period from June 6, 2008 (inception) through March 31, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 6, 2008	-	$-	$-	$-	$-
Granted	100,000	0.10	0.10	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2008	100,000	$0.10	$0.10	$-	$-
Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, March 31, 2009	100,000	$0.10	$0.10	$-	$-
Earned and exercisable	100,000	$0.10	$0.10	$-	$-
Unvested	-	$0.10	$0.10	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.10	100,000	2.25	$0.10	100,000	0.10	$0.10

$0.10	100,000	2.25	$0.10	100,000	0.10	$0.10

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVES A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR S-1 REGISTRATION STATMENT. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing in Part I, Item 1.

General

Multisys Language Solutions, Inc. was organized under the laws of the state of Nevada on June 6, 2008, and is doing business as a marketer of language education software in the People’s Republic of China, Taiwan, Hong Kong, and Macao via an independent third party software distribution company.  We are structured expressly as a marketing entity and therefore we do not engage in the design, development or manufacturing of language education software.  We intend to operate only in China, Taiwan, Hong Kong, and Macao under the terms of our exclusive Software Reseller Agreement with Strokes International AG, an unaffiliated Austrian company.  We purchased the Software Reseller Agreement for; (i) $10,000 in cash, (ii) warrants to purchase 100,000 shares of the Company’s common stock at $0.10 per share valid for three years from the date of issuance, June 11, 2008, and (iii) a royalty equal to 5% of all revenue received by us from the sale of all language education software sold in China.  Since commencement of operations in 2008, our efforts to date have been principally devoted to and limited primarily to organization, initial capitalization, business development, identifying a marketing partner in China, preparing a comprehensive business and operating plan, and evaluating, with our exclusive marketing agent in China, the markets in China in which to market language education software.  Substantial research has been undertaken on competing software currently being offered in China to teach residents of China to learn how to speak English and German.

Under our exclusive Software Resellers Agreement with Strokes International, AG (or Strokes) we are required to pay a fee equal to 40% of the net retail price on each unit sold after the production and marketing fee to Xiamen Eurotech Intelligence Commercial & Trading Co. (“Xiamen”) is taken out.  Our company entered into an Exclusive Marketing and Distribution Agreement with Xiamen under which Xiamen will act as our exclusive marketing agent to produce, market, and sell the language education software products in the covered territories of China, Taiwan, Hong Kong, and Macao.  As part of that agreement, Xiamen has assumed the underlying financial obligations of the Software Reseller Agreement and will remit proceeds from the sale of language education software products to Strokes on a direct basis.

Under the terms and conditions of the Resellers Agreement with Strokes we agreed to sell three different interactive multimedia language education software programs for the following net retail prices: 1) 385 RMB ($56.62) for the beginner program; 2) 556 RMB ($81.76) for the intermediate program; and 3) 726 RMB ($106.76) for the advanced program.  Because the products will be produced in China by Xiamen, the costs for production, duplicated, packaging, printing and marketing expenses in the amount of 45 RMB for the beginners program, 55 RMB for the intermediate program, and 65RMB for the advanced program will be deducted from the net retail price before calculating 40% of the net retail price payable to Strokes. Out of the 60% net retail price to be retained by Xiamen for all operating costs and Multisys will receive $4.00 per unit sold or 27.2 RMB, using the currency conversion calculation as of this date.

We are currently organizing our production, distribution, sales and marketing plan pursuant to our agreement with Xiamen.  Xiamen will market the software over the internet in China on a direct basis, use other direct marketing programs, and will also attempt to do distribute the software through one or more of the large retail chains that specialize in selling software in China.  Examples of these large chain stores that Xiamen will approach about carrying the Strokes software are Dang Dang, Amazon China and Danwei Bookstores.  The primary focus of Xiamen will be establishing and defining multiple sales channels and supporting them with meaningful marketing programs, promotions and advertising to the extent that funds are available to Xiamen from outside sources or by reinvesting income from sales.  Xiamen has not sold any product to date and has not generated any revenues from operations.

Since we are a marketing company and not engaged in the manufacture of our products, we have not been required to invest in assets dedicated to software design, software development, software testing and manufacturing and duplication of software.  Instead, our sales and marketing partner, Xiamen, will duplicate the software and assume responsibility for its packaging and distribution.  We provided $60,000 to Xiamen to financially assist in the organization and launch of the language education software products.

We do not intend at this point in time to market any other language education software except for English and German.  The exclusive Software Reseller Agreement does provide us the option, in the future, to potentially market software to teach Japanese, Spanish, Italian, and French languages.

Our plan of operation for the next 12 months will be the execution of our strategic business plan.   We intend to finalize the Strategic Marketing Plan,  evaluate the feasibility of expanding the product line to include languages other than just German and English, evaluate the feasibility of securing additional operating capital through a second private equity or debt offering, and making application to have Multisys Language Solutions’ shares of common stock to become listed on the OTC-BB.

Results of Operations

Since Multisys Language Solutions was formed on June 6, 2008, it has not earned any revenues and has incurred a net loss of $97,648 for the period from June 6, 2008 (inception), through March 31, 2009.

For the period from June 6, 2008 (inception), through March 31, 2009, we incurred $60,000 in distribution and marketing and $37,648 in general and administrative expenses.  Our general and administrative expenses include the following major expenses:

1.  A monthly consulting fee contracted to our CEO, Janelle Edington, in the amount of $1,000 per month, which was implemented in September of 2008, totaling $7,000 through March 31, 2009.

2.  A consulting fee was paid for outside corporate development and organization consulting, in the amount of $5,000, which was paid in September 2008.

3.  Our corporate website was developed at a cost of $2,500 in October 2008.  This amount increased the total general and administrative expenses.

4.  Our company retained a company accountant and transfer agent in November 2008, and accountant expenses for the period ended March 31, 2009, was $2,475.

5.  Our company retained a transfer agent in November 2008, and transfer agent expenses for the period ended March 31, 2009, was $1,867.

5.  Our company retained a corporate attorney to oversee contracts and our public reporting obligations in January 2008.  The legal expenses for the period ended March 31, 2009, was $5,600.

6.  Our company retained an independent auditor in January 2009 and we had auditing expenses of $10,000 at March 31, 2009.

Liquidity and Capital Resources.

We are currently financing our operations from the proceeds from sales of common stock offered pursuant to a private placement which was closed on October 31, 2008, in which we had gross proceeds of $110,250.  As of March 31, 2009, we had cash in the amount of $6,848.  We will need to raise additional capital or generate sufficient revenues by during the second quarter of 2009 or curtail our operations.

As of March 31, 2009, we had $6,848 in cash and cash equivalents. We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.

Net cash used in operating activities for the period from June 6, 2008 (inception), through March 31, 2009, was $94,152.

Net cash from financing activities for the period from June 6, 2008 (inception), through March 31, 2009, was $111,000.  This funding came from 43 investors in an offering of common stock at $.10 per share that ended on October 31, 2008, and $750 from our three officers for common stock at $.001 per share.

We plan to finance our needs principally from the following:

•	Issuance of convertible promissory notes and warrants.
•	A private placement stock offering for shares in the company.

We do not have sufficient capital to carry on operations past May 2009, but we plan to raise additional capital in a private placement offering to secure funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, and operating expenses, among others.

We are pursuing potential equity financing and other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond May 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt, or equity offerings, or otherwise, will be available on acceptable terms or at all.

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

•	management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
•	the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008, for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008, for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.  Our critical accounting policies are:

Revenue Recognition.  Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets.  Multisys Language Solutions’ intangible assets are composed of an exclusive Software Reseller Agreement with Strokes International AG and a Sales and Marketing Agreement with Xiamen Eurotech Intelligence Commercial & Trading Co.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009.  Based on that evaluation our  principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

As of the end of the quarter ended March 31, 2009, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

10.2	Common Stock Purchase Warrant (included within the Assignment of Interest Agreement between Multisys Language Solutions, Inc. and Peter Schmid dated June 11, 2008) (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)

Filed with the Securities and Exchange Commission on February 26, 2009, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-157564), which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multisys Language Solutions, Inc.

April 27, 2009	By:	/s/ Janelle Edington
Janelle Edington President and Chief Executive Officer (Principal Executive Officer)

April 27, 2009	By:	/s/ Raymond Kuh
Raymond Kuh Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)