Form 10-Q/A
period 2009-03-31
MULTISYS LANGUAGE SOLUTIONS INC
filed 2009-05-01
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

On April 30, 2009, 1,852,500 shares of the registrant's common stock, par value $.001 per share, were outstanding.

EXPLANATORY NOTE

Multisys Language Solutions, Inc. (the “Company”) filed a Quarterly Report on Form 10-Q with the Securities and Exchange Commission on April 28, 2009 (the “Original Filing”). This Amendment to the Original Filing on Form 10-Q/A is being filed solely to mark the YES box as the management determined that the Company is a shell company

PART I – FINANCIAL STATEMENTS

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

Multisys Language Solutions, Inc.

April 30, 2009	By:	/s/ Janelle Edington
Janelle Edington President and Chief Executive Officer (Principal Executive Officer)

April 30, 2009	By:	/s/ Raymond Kuh
Raymond Kuh Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)