Form 10-Q
period 2009-06-30
MULTISYS LANGUAGE SOLUTIONS INC
filed 2009-08-11
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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

702-499-3990

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

On August 11, 2009, 1,852,500 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL STATEMENTS

Item1. Financial Statements

Multisys Language Solutions, Inc.

 (A Development Stage Company)

June 30, 2009 and 2008

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$222	$25,349

Total Current Assets	222	25,349

SOFTWARE RESELLER AGREEMENT
Software Reseller Agreement	10,000	10,000
Accumulated Amortization	(1,083)	(583)

SOFTWARE RESELLER AGREEMENT, net	8,917	9,417

Total Assets	$9,139	$34,766

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	1,545	-
Accrued expenses	2,300	10,675

Total Current Liabilities	$3,845	$10,675

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
1,852,500 shares issued and outstanding	1,853	1,853
Additional paid-in capital	109,147	109,147
Deficit accumulated during the development stage	(105,706)	(86,909)

Total Stockholders' Equity	5,294	24,091

Total Liabilities and Stockholders' Equity	$9,139	$34,766

See accompanying notes to the financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2009	For the Period from June 6, 2008 (Inception) Through June 30, 2008	For the Six Months Ended June 30, 2009	For the Period from June 6, 2008 (Inception) Through June 30, 2008	For the Period from June 6, 2008 (Inception) Through June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPRENSES
Distribution and advertising	$-	$-	$-	$-	$60,000
General and administrative expenses	8,058	583	18,797	583	45,706

Total Expenses	8,058	583	18,797	583	105,706

LOSS BEFORE TAXES	(8,058)	(583)	(18,797)	(583)	(105,706)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(8,058)	$(583)	$(18,797)	$(583)	$(105,706)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.07)

Weighted common shares outstanding
- basic and diluted	1,852,500	500,000	1,852,500	500,000	1,513,309

See accompanying notes to the financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2009	For the Period from June 6, 2008 (Inception) Through June 30, 2008	For the Period from June 6, 2008 (Inception) Through June 30, 2009	For the Period from June 6, 2008 (Inception) Through June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,796)	(583)	$(105,706)	$(583)

Adjustments to reconcile net loss to net cash
used in operating activities
Amortization expense	500	83	1,083	83
Changes in operating assets and liabilities:
Accounts payable	1,544	10,000	1,545	10,000
Accrued expenses	(8,375)		2,300

NET CASH USED BY OPERATING ACTIVITIES	(25,127)	9,500	(100,778)	9,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Software Reseller Agreement	-	(10,000)	(10,000)	(10,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)	(10,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	500	111,000	500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	500	111,000	500

NET CHANGE IN CASH	(25,127)	-	222	-

Cash at beginning of period	25,349	-	-	-

Cash at end of period	$222	$-	$222	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-	$-
Taxes paid	$-	$-	$-	$-

See accompanying notes to the financial statements.

Multisys Language Solutions, Inc.

(A Development Stage Company)

June 30, 2009 and 2008

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Multisys Language Solutions, Inc. (a development stage company) (“MLS” or the “Company”) was incorporated on June 6, 2008 under the laws of the State of Nevada.  The Company intends to distribute interactive multimedia language education software developed by Strokes International AG., an Austria based software company in the Great China Region including the People’s Republic of China (“PRC”), Hong Kong Special Administrative Region of PRC (“Hong Kong SAR”), Macao Special Administrative Region of PRC (“Macao SAR”) and Taiwan (“Territory”) pursuant to an exclusive Software Reseller Agreement (“Software Reseller Agreement”) via an independent third party software distribution company in the Territory.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the information filed as part of the Company’s Registration Statement filed on February 27, 2009, which was declared effective on April 16, 2009.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets at June 30, 2009.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or for the period from June 17, 2008 (inception) through June 30, 2008.

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

Stock-based compensation and equity instruments issued to other than employees for acquiring goods or services

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No. 123R.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

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

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $105,706 at June 30, 2009 and had a net loss of $18,797 and cash used in operations of $25,127 for the interim period ended June 30, 2009, respectively, with no revenues since inception.

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

On June 23, 2008, the Company entered into an Exclusive Marketing and Distribution Agreement (“Distribution Agreement”) with Xiamen Eurotech Intelligence Commercial & Trading Co., Ltd. (“Xiamen”), effective July 1, 2008 for a term of one and a half years expiring on December 31, 2009 with automatic renewal if Xiamen achieves defined objectives of the sales.  Pursuant to the Distribution Agreement, Xiamen assumed the underlying financial obligations of the Software Reseller Agreement and will directly remit proceeds from the sale of Language Education Software to Strokes.  Under the terms and conditions of the Resellers Agreement the Company agreed to sell three different interactive multimedia language education software programs for the following Net Retail Prices (NRP): (1) 385 RMB for the beginners program; (2) 556 RMB for the intermediate program; and (3) 726 RMB for the advanced program.  Since the products will be produced in the PRC by Xiamen, the costs for production, duplication, packaging, printing and marketing expenses in the amount of 45 RMB for the beginners program, 55 RMB for the intermediate program, and 65 RMB for the advanced program will be deducted from the NRP before calculating 40% of the NRP payable to Strokes.  Xiamen retains 60% of the NRP to cover all operating costs and will pay the Company $4.00 (equivalent to RMB27.38 using the currency exchange rate at December 31, 2008) for each unit of language education software sold by XIAM in the Territory.

Software reseller agreement at cost at June 30, 2009 consisted of the following:

	June 30, 2009	December 31, 2008
Software reseller agreement	$10,000	$10,000
Accumulated amortization	(1,083)	(583)
	$8,917	$9,417

Amortization expense

Amortization expense for the six month period ended June 30, 2009 and for the period from June 6, 2008 (inception) through June 30, 2008 was $500 and $0, respectively.  Amortization expense for the next five years is $1,000 per year.

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

For the three month period ending June 30, 2009, the Board of Directors had not approved or granted the issuance of any non-statutory stock options from the Company’s 2008 Non-Qualified Stock Option Plan.

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

Expected warrant life (year)	3.00
Expected volatility	0.00%
Risk-free interest rate	3.16%
Dividend yield	0.00%

The table below summarizes the Company’s warrants activity for the period from June 6, 2008 (inception) through June 30, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 6, 2008	-	$-	$-	$-	$-
Granted	100,00	0.10	0.10	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Balance, December 31, 2008	100,000	$0.10	$0.10	$-	$-
Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Balance, June 30, 2009	100,000	$0.10	$0.10	$-	$-

Earned and exercisable	100,000	$0.10	$0.10	$-	$-
Unvested	-	$0.10	$0.10	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.10	100,000	2.25	$0.10	100,000	0.10	$0.10

$0.10	100,000	2.25	$0.10	100,000	0.10	$0.10

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date but before financial statements are available to be issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Under the terms and conditions of the Resellers Agreement with Strokes we agreed to sell three different interactive multimedia language education software programs for the following net retail prices: 1) 385 RMB ($56.33) for the beginner program; 2) 556 RMB ($81.36) for the intermediate program; and 3) 726 RMB ($106.23) for the advanced program.  Because the products will be produced in China by Xiamen, the costs for production, duplicated, packaging, printing and marketing expenses in the amount of 45 RMB for the beginners program, 55 RMB for the intermediate program, and 65RMB for the advanced program will be deducted from the net retail price before calculating 40% of the net retail price payable to Strokes. Out of the 60% net retail price to be retained by Xiamen for all operating costs and Multisys will receive $4.00 per unit sold or 27.3 RMB, using the currency conversion calculation as of this date.

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

Our plan of operation for the next 12 months will be the execution of our strategic business plan.   We intend to finalize the Strategic Marketing Plan, evaluate the feasibility of expanding the product line to include languages other than just German and English, and evaluate the feasibility of securing additional operating capital through a second private equity or debt offering.

Results of Operations

Since Multisys Language Solutions was formed on June 6, 2008, it has not earned any revenues and has incurred a net loss of $105,706 for the period from June 6, 2008 (inception), through June 30, 2009.

For the period from June 6, 2008 (inception), through June 30, 2009, we incurred $60,000 in distribution and marketing expenses, and $45,706 in general and administrative expenses.  Our general and administrative expenses include expenses from auditing, accounting, transfer agent fees, legal, EDGAR submission fees, and the following major expenses:

1.  A monthly consulting fee contracted to our CEO, Janelle Edington, in the amount of $1,000 per month, which was implemented in September of 2008, totaling $10,000 through June 30, 2009.

2.  A consulting fee was paid for outside corporate development and organization consulting, in the amount of $5,000, which was paid in September 2008.

3.  Our corporate website was developed at a cost of $2,500 in October 2008.

Liquidity and Capital Resources.

We are currently financing our operations from the proceeds from sales of common stock offered pursuant to a private placement which was closed on October 31, 2008, in which we had gross proceeds of $110,250.  As of June 30, 2009, we had cash in the amount of $222.  We will need to raise additional capital or generate sufficient revenues during the third quarter of 2009 or curtail our operations.

As of June 30, 2009, we had $222 in cash and cash equivalents. We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities.

Net cash used in operating activities for the period from June 6, 2008 (inception), through June 30, 2009, was $105,706.

Net cash from financing activities for the period from June 6, 2008 (inception), through June 30, 2009, was $111,000.  This funding came from 43 investors in an offering of common stock at $.10 per share that ended on October 31, 2008, and $750 from our three officers for common stock at $.001 per share.

We plan to finance our needs principally from the following:

•	Issuance of convertible promissory notes and warrants.
•	A private placement stock offering for shares in the company.

We do not have sufficient capital to carry on operations past September 2009, but we plan to raise additional capital in a private placement offering to secure funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, and operating expenses, among others.

We are pursuing potential equity financing and other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond September 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt, or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009.  Based on that evaluation our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

As of the end of the quarter ended June 30, 2009, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Multisys Language Solutions, Inc.

August 11, 2009	By:	/s/ Janelle Edington
Janelle Edington President and Chief Executive Officer (Principal Executive Officer)

August 11, 2009	By:	/s/ Raymond Kuh
Raymond Kuh Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)