Form 10-Q
period 2009-09-30
MULTISYS LANGUAGE SOLUTIONS INC
filed 2009-11-20
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

On November 20, 2009, 1,852,500 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL STATEMENTS

Item1. Financial Statements

Multisys Language Solutions, Inc.

 (A Development Stage Company)

September 30, 2009 and 2008

Index to Interim Financial Statements

CONTENTS	Page
Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008	4
Statements of Operations for the Three Months Ended September 30, 2009 and 2008, for the Nine Months Ended September 30, 2009, for the Period from June 8, 2008 (Inception) through September 30, 2008 and for the Period from June 8, 2008 (Inception) through September 30, 2009 (Unaudited)	5
Statement of Stockholders’ Equity (Deficit) for the Period from June 8, 2008 (Inception) through September 30, 2009 (Unaudited)	6
Statements of Cash Flows for the Nine Months Ended September 30, 2009, for the Period from June 8, 2008 (Inception) through September 30, 2008 and for the Period from June 8, 2008 (Inception) through September 30, 2009 (Unaudited)	7
Notes to the Financial Statements (Unaudited)	8-15

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$27	$25,349
Accounts receivable	1,648	-

Total Current Assets	1,675	25,349

SOFTWARE RESELLER AGREEMENT
Software Reseller Agreement	10,000	10,000
Accumulated Amortization	(1,333)	(583)

SOFTWARE RESELLER AGREEMENT, net	8,667	9,417

Total Assets	$10,342	$34,766

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	3,951	$-
Royalty payable	82	-
Accrued expenses	2,300	10,675

Total Current Liabilities	$6,333	$10,675

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
1,852,500 shares issued and outstanding	1,853	1,853
Additional paid-in capital	109,147	109,147
Deficit accumulated during the development stage	(106,991)	(86,909)

Total Stockholders' Equity	4,009	24,091

Total Liabilities and Stockholders' Equity	$10,342	$34,766

See accompanying notes to the financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

				For the Period from	For the Period from
	For the	For the	For the	June 6, 2008	June 6, 2008
	Three Months Ended	Three Months Ended	Nine Months Ended	(Inception) through	(Inception) through
	September	September	September	September	September
	30, 2009	30, 2008	30, 2009	30, 2008	30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$1,648	$-	$1,648	$-	$1,648

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	1,648	-	1,648	-	1,648

OPERATING EXPRENSES
Distribution and advertising	-	60,000	-	60,000	60,000
Amortization	250	250	750	333	1,333
Professional fees	2,556	6,000	19,419	6,000	42,561
Royalty	82	-	82	-	82
General and administrative expenses	45	184	1,479	684	4,663

Total Expenses	2,933	66,434	21,730	67,017	108,639

LOSS BEFORE TAXES	(1,285)	(66,434)	(20,082)	(67,017)	(106,991)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,285)	$(66,434)	$(20,082)	$(67,017)	$(106,991)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.10)	$(0.01)	$(0.10)	$(0.07)

Weighted common shares outstanding
- basic and diluted	1,852,500	653,458	1,852,500	653,458	1,578,051

See accompanying notes to the financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from June 6, 2008 (inception) through September 30, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common stock, $.001 par value		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance - June 6, 2008 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash
upon formation at $0.001 per share	500,000	500			500

Issuance of common stock for cash
in August 2008 at $0.001 per share	250,000	250			250

Issuance of common stock for cash
in September 2008 at $0.10 per share	1,092,500	1,093	108,157		109,250

Issuance of common stock for cash
in October, 2008 at $0.10 per share	10,000	10	990		1,000

Net loss				(86,909)	(86,909)

Balance - December 31, 2008	1,852,500	1,853	109,147	(86,909)	24,091

Net loss				(20,082)	(20,082)

Balance - September 30, 2009	1,852,500	$1,853	$109,147	$(106,991)	$4,009

See accompanying notes to the financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
	For the Nine Months	June 6, 2008	June 6, 2008
	Ended	(Inception) through	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(20,082)	(67,017)	$(106,991)

Adjustments to reconcile net loss to net cash
used in operating activities
Amortization expense	750	333	1,333
Changes in operating assets and liabilities:
Accounts receivable	(1,648)	-	(1,648)
Accounts payable	3,951	-	3,951
Royalty payable	82		82
Accrued expenses	(8,375)	-	2,300

NET CASH USED BY OPERATING ACTIVITIES	(25,322)	(66,684)	(100,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Software Reseller Agreement	-	(10,000)	(10,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	110,000	111,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	110,000	111,000

NET CHANGE IN CASH	(25,322)	33,316	27

Cash at beginning of period	25,349	-	-

Cash at end of period	$27	$33,316	$27

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

Multisys Language Solutions, Inc.

(A Development Stage Company)

September 30, 2009 and 2008

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the information filed as part of the Company’s Registration Statement filed on February 27, 2009, which was declared effective on April 16, 2009.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Software reseller agreement

The Company has adopted the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for the Software Reseller Agreement.  Under the requirements as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification, the Company amortizes the costs of the acquired Software Reseller Agreement over its estimate useful life of ten (10) years.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include the software reseller agreement, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets at September 30, 2009.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009, 2008 or for the period from June 6, 2008 (inception) through September 30, 2009.

Revenue recognition

The Company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future returns.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive royalties from distribution of interactive multimedia language education software sold by an independent third party distributor assigned by the Company in the Territory.  The Company entered into a Sales and Marketing Agreement (“Sales Agreement”) with Xiamen Eurotech Intelligence Commercial & Trading Co., Ltd. (“Xiamen”).  Pursuant to the Sales Agreement, Xiamen will pay the Company $4.00 (equivalent to RMB27.38 using the currency exchange rate at December 31, 2008) for each unit of language education software sold by Xiamen in the Territory.  The royalty is calculated on a quarterly basis, and a royalty report detailing the total number of units sold by Xiamen during the reporting period at the applicable royalty rate of $4.000 per unit sold as well as the royalty payment is due within thirty (30) days after the last day of the reporting period.  The Company recognizes revenues upon receipts of the royalty report.  If the Company determines that collection of the royalty is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of paragraph 718-10-30-3 of the FASB Accounting Standards Codification using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and paragraph 505-50-30-2 of the FASB Accounting Standards Codification for share-based payment transactions with parties other than employees provided.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The fair value of each option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

June 11, 2008

Risk-free interest rate	3.16%
Dividend yield	0.00%
Expected volatility	0.00%
Expected option life (year)	3.00

The expected life of the options has been determined using the simplified method as prescribed in paragraph 718-10-S99-1 FN77 of the FASB Accounting Standards Codification.  The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, if any.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The stock warrants to purchase 100,000 shares of the Company’s common stock at $0.10 per share were valued at its fair market value at the date of issuance, using the Black-Scholes valuation model, of nil.

The fair value of the warrant is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs shown in the table above for 2008 are as follows:

•

The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

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

Income tax

The Company accounts for income taxes under paragraph 710-10-30-2 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification.  Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

Net loss per common share

Net loss per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock warrants.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2009 and 2008 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended September 30, 2009	For the Interim Period Ended September 30, 2008

warrants issued on June 11, 2008 in connection with the Company’s June 11, 2008 acquisition of the software reseller agreement with an exercise price of $0.10 per share and expiring three (3) years from the date of issuance	100,000	100,000

Total potentially outstanding dilutive shares	100,000	100,000

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the fiscal year ending December 31 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $106,991 at September 30, 2009 and had a net loss of $20,082 and cash used in operations of $25,322 for the interim period ended September 30, 2009, respectively, with $1,648 in revenues since inception.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient  revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

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

Software reseller agreement at cost at September 30, 2009 consisted of the following:

	September 30, 2009	December 31, 2008
Software reseller agreement	$10,000	$10,000
Accumulated amortization	(1,333)	(583)

	$8,667	$9,417

Amortization expense

Amortization expense for the six month period ended September 30, 2009 and for the period from June 6, 2008 (inception) through September 30, 2008 was $750 and $333, respectively.  Amortization expense for the next five years is $1,000 per year.

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

For the interim period ending September 30, 2009, the Board of Directors had not approved or granted the issuance of any non-statutory stock options from the Company’s 2008 Non-Qualified Stock Option Plan.

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

Expected warrant life (year)	3.00
Expected volatility	0.00%
Risk-free interest rate	3.16%
Dividend yield	0.00%

The table below summarizes the Company’s warrants activity for the period from June 6, 2008 (inception) through September 30, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 6, 2008	-	$-	$-	$-	$-
Granted	100,000	0.10	0.10	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Balance, December 31, 2008	100,000	$0.10	$0.10	$-	$-
Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Balance, September 30, 2009	100,000	$0.10	$0.10	$-	$-

Earned and exercisable, September 30, 2009	100,000	$0.10	$0.10	$-	$-
Unvested, September 30, 2009	-	$0.10	$0.10	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.10	100,000	2.25	$0.10	100,000	0.10	$0.10

$0.10	100,000	2.25	$0.10	100,000	0.10	$0.10

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through November 20, 2009, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Loan - related party

                On November 9, 2009, the Company entered into a promissory note with the President, Chief Executive Officer and Director, whereby the President made a loan to the Company in the amount of $6,500 for a period of One Hundred Eighty (180) days.  The promissory note bears interest at 6% per annum, and matures on May 8, 2010.

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

Under the terms and conditions of the Resellers Agreement with Strokes we agreed to sell three different interactive multimedia language education software programs for the following net retail prices: 1) 385 RMB ($56.38) for the beginner program; 2) 556 RMB ($81.43) for the intermediate program; and 3) 726 RMB ($106.32) for the advanced program.  Because the products will be produced in China by Xiamen, the costs for production, duplicated, packaging, printing and marketing expenses in the amount of 45 RMB for the beginners program, 55 RMB for the intermediate program, and 65RMB for the advanced program will be deducted from the net retail price before calculating 40% of the net retail price payable to Strokes. Out of the 60% net retail price to be retained by Xiamen for all operating costs and Multisys will receive $4.00 per unit sold or 27.31 RMB, using the currency conversion calculation as of this date.

We are currently organizing our production, distribution, sales and marketing plan pursuant to our agreement with Xiamen.  Xiamen will market the software over the internet in China on a direct basis, use other direct marketing programs, and will also attempt to do distribute the software through one or more of the large retail chains that specialize in selling software in China.  Examples of these large chain stores that Xiamen will approach about carrying the Strokes software are Dang Dang, Amazon China and Danwei Bookstores.  The primary focus of Xiamen will be establishing and defining multiple sales channels and supporting them with meaningful marketing programs, promotions and advertising to the extent that funds are available to Xiamen from outside sources or by reinvesting income from sales.  Xiamen has generated revenue and sold 412 units to date.  Xiamen has an account receivable due to our Company in the amount of $1,648.  5% ($82.40) of this amount is to be paid out in royalty by in accordance with the Software Reseller Agreement.

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

Results of Operations

Since Multisys Language Solutions was formed on June 6, 2008, it has earned $1,648 in revenues and has incurred a net loss of $106,991 for the period from June 6, 2008 (inception), through September 30, 2009.

For the period from June 6, 2008 (inception), through September 30, 2009, we incurred $60,000 in distribution and marketing expenses, $82 in royalty fees, and $47,224 in general and administrative expenses.  Our general and administrative expenses include expenses from auditing, accounting, transfer agent fees, legal, EDGAR submission fees, and the following major expenses:

1.  A monthly consulting fee contracted to our CEO, Janelle Edington, in the amount of $1,000 per month, which was implemented in September of 2008, and was terminated after June of 2009, totaling $10,000.

2.  A consulting fee was paid for outside corporate development and organization consulting, in the amount of $5,000, which was paid in September 2008.

3.  Our corporate website was developed at a cost of $2,500 in October 2008.

Liquidity and Capital Resources.

We are currently financing our operations from the proceeds from sales of common stock offered pursuant to a private placement which was closed on October 31, 2008, in which we had gross proceeds of $110,250.  As of September 30, 2009, we had cash in the amount of $27.  Xiamen has an account payable due to our Company in the amount of $1,646.  We will need to raise additional capital or generate sufficient revenues during the fourth quarter of 2009 or curtail our operations.

As of September 30, 2009, we had $27 in cash. We do not have any available lines of credit.  We have financed our operations from private placements of equity securities since inception.

Net cash used in operating activities for the period from June 6, 2008 (inception), through September 30, 2009, was $100,973.

Net cash from financing activities for the period from June 6, 2008 (inception), through September 30, 2009, was $111,000.  This funding came from 43 investors in an offering of common stock at $.10 per share that ended on October 31, 2008, and $750 from our three officers for common stock at $.001 per share.

We plan to finance our daily operations principally from the following:

•	Issuance of convertible promissory notes and warrants.
•	A private placement stock offering for shares of the company.

We do not have sufficient capital to carry on operations past November 2009, but we plan to raise additional capital in a private placement offering to secure funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, and operating expenses, among others.

We are pursuing potential equity financing and other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt, or equity offerings, or otherwise, will be available on acceptable terms or at all.

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the fiscal year ending December 31 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on

EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of goods upon the Company commencing operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009.  Based on that evaluation our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

As of September 30, 2009, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

10.1	Common Stock Purchase Warrant (included within the Assignment of Interest Agreement between Multisys Language Solutions, Inc. and Peter Schmid dated June 11, 2008) (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

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

Multisys Language Solutions, Inc.

November 20, 2009	By:	/s/ Janelle Edington
Janelle Edington President and Chief Executive Officer (Principal Executive Officer)

November 20, 2009	By:	/s/ Raymond Kuh
Raymond Kuh Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)