Form 10-K
period 2009-12-31
MULTISYS LANGUAGE SOLUTIONS INC
filed 2010-04-07
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-53632

 MULTISYS LANGUAGE SOLUTIONS, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2973652 (I.R.S. employer identification number)
8045 Dolce Volpe Ave.; Las Vegas, NV 89178 (Address of principal executive offices and zip code) (702) 499-3990 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  [  ]  NO  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark if there disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]      Non- accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [X]  NO [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2009 is $110,250 based on the sale price of the shares in a private placement that closed in October of 2009 at a price of $0.10 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.  The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “MLTX”.

Number of shares outstanding of the issuer’s common stock as of April 6, 2010: 1,852,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Report on Form 10-K and the documents incorporated by reference include “forward-looking statements”. To the extent that the information presented in this Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections of this Report on Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this prospectus, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections below, and other sections of this Report on Form 10-K.

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 16 of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-K.

PART I

ITEM 1.    BUSINESS.

TABLE OF CONTENTS

A. Introduction and Business Strategy	5
B. Multisys Language Solutions’ Exclusive Software Reseller Agreement	5
C. Strategy	7
D. Multisys Language Solutions Products	7
E. Market Analysis and Competition	8
F. Marketing and Sales	8
G. Patents, Trademarks, and Copyrights	8
H. Employees	8
I. Governmental Regulation	9
J. Recent Events	9

A.  Introduction and Business Strategy

Multisys was organized under the laws of the State of Nevada on June 6, 2008, for the purpose of acquiring a Software Reseller Agreement on an exclusive basis from Strokes International AG, (Strokes) a language education software development company based in Linz, Austria and to market language teaching software products primarily in the People’s Republic of China, including Hong Kong, Macao and Taiwan.  Under the Software Reseller Agreement, Strokes agreed to provide the master CD-ROM with Electro Static Discharge (ESD) –free activating code protection for pressing the software (CD-ROM or programming USB thumb drives) in China, which include all necessary printing pattern files and pictures of the homepage from Strokes and company marketing literature, which the reseller or its assignee is authorized to duplicate in whole or in part.

B.  Multisys Language Solutions’ Exclusive Software Reseller Agreement

The exclusive Software Reseller Agreement was originally granted to Peter Schmid, a businessman residing in Aying, Germany on June 1, 2008.  The exclusive Software Reseller Agreement was subsequently assigned to Multisys on June 11, 2008, by Peter Schmid for (i) $10,000 in cash, (ii) warrants to purchase 100,000 shares of Multisys common stock at $0.10 per share valid for three years from the date of issuance, and (iii) a royalty of 5% of all proceeds received by Multisys from the sales of the language teaching software product.  Under the terms and conditions of the Software Reseller Agreement between Peter Schmid and Strokes International AG, Peter Schmid as the Reseller had the right to transfer and convey his interest in the Software Reseller Agreement to a third party.

Under the Reseller Agreement, Strokes appointed the reseller or his assignee Multisys as its exclusive sales agent in the countries of the Peoples Republic of China, Hong Kong, Macao and Taiwan to market and sell certain language education software.  The exclusive language education software was developed to teach Chinese speaking individuals how to read and speak the English and German languages. There are three different levels of language teaching software programs for both English and German languages, beginner, intermediate and advanced, which are fully developed and being marketed currently.  Strokes agreed to provide the master CD-ROM with ESD–free activating code protection for pressing or duplicating the software (CR-ROM´s or USB Thumb drives) in China, which include all necessary printing pattern files and pictures of the homepage from Strokes and company marketing literature, which the reseller (and assignees) are authorized to duplicate in whole or in part.

As a reseller, we are obligated to pay Strokes a royalty in the amount of 40% of the net retail price, payable quarterly.  The net retail price is defined as the customer price minus the applicable official value added tax rate.  As of June 2008 when the Resellers Agreement was signed, the applicable value added tax in China and Macao was 17%, Taiwan was 5% and there was no VAT in Hong Kong and Macao.

The Resellers Agreement, which was an exhibit to our registration statement on Form S-1, has an initial term of five years and shall automatically renew for subsequent five year terms unless either party provides written notice at least thirty days prior to the expiration of the then current term.  The material characteristics of the Resellers Agreement are only on pricing structure, royalty fees, liability, confidentiality, communication, and assignment.  No obligations are set for sales benchmarks or guaranteed revenue for the five year period.  The agreement can be terminated by either party upon the occurrence of a material breach by the other party, if the breaching party does not cure such breach within twenty days after the receipt of written notice identifying the breach.

Exclusive Marketing and Distribution Agreement

Subsequent to the acquisition of the exclusive Software Reseller Agreement, effective as of July 1, 2008, Multisys entered into a five year Exclusive Marketing and Distribution Agreement with Xiamen Eurotech Intelligence Commercial & Trading Co. (or Xiamen) whereby Xiamen would be the exclusive production, sales and marketing agent for Multisys to replicate, package, advertise, market, and sell all language teaching software products in China, Hong Kong, Macao, and Taiwan.  Under the Exclusive Marketing and Distribution Agreement, consistent with the terms of the Software Reseller Agreement with Strokes, Xiamen has the legal authority to mass reproduce and package the language teaching software products with a view toward selling those products pursuant to a specific pricing structure.  Xiamen agreed to be bound by all terms and conditions defined in the Software Reseller Agreement for the express purpose selling the language teaching software products on an exclusively basis in China, Hong Kong, Macao, and Taiwan.  This includes the assumption of the underlying financial obligations to Stokes International AG, as described in the original Software Reseller Agreement.  Subject to reaching certain sales targets outlined in the five year agreement, Xiamen will be authorized to continue to sell the language teaching software products on an exclusive basis for an additional five years.

We required Xiamen to meet certain minimum annual sales volumes under the terms of the Exclusive Marketing and Distributions Agreement, beginning in 2009 through the end of 2012.  Pursuant to an amendment of the agreement with Xiamen, we agreed to waive the minimum sales requirement for 2008 and 2009.  This waiving of the minimum was necessary because the regulatory review of the product by the Chinese government took far longer than originally anticipated and the product was not cleared for sales in China until June of 2009.  The minimum sales requirements for 2010-2012, which are 6,000, 12,000 and 12,000 units, respectively, remain in effect at this time.

Under the terms and conditions of the Resellers Agreement we agreed to sell three different interactive multimedia language education software programs in China for the following net retail prices: 1) 385 RMB ($56.39) for the beginners program; 2) 556 RMB ($81.44) for the intermediate program; and 3) 726 RMB ($106.34) for the advanced program, using the currency exchange rate of 6.827 as of December 31, 2009.  Because the products will be produced in China, the costs for production, duplicated, packaging, printing and marketing expenses in the amount of 45 RMB for the beginners program, 55 RMB for the intermediate program, and 65RMB for the advanced program will be deducted from the 40% of the Net Retail Price payable to Strokes International.  Out of 60% of the net retail price to be retained by Xiamen plus the adjustment for production, duplication, packaging, printing, and marketing expanse, Multisys will receive $4.00 per unit sold converted from RMB, using the currency conversion calculation at the quarter end.

As required by the Exclusive Marketing and Distribution Agreement, MLS agreed to pay Xiamen, on a one time basis only, $60,000 for various set up costs, including the development of a shopping website in Chinese, translation services for the instruction software, costs to duplicate 10,000 units of the educational language software and the packaging of those software units, development of direct marketing brochures and initial advertising.  MLS provided these funds to Xiamen in September of 2008.  In return, Xiamen will manage the entire sales and marketing program in China, including future product production, sales, shipping, packaging, and advertising costs of all software products production.  The initial production, packaging, and preliminary advertising have been completed and Xiamen has sold and shipped 921 units as of December 31, 2009.

The Exclusive Marketing and Distribution Agreement has an initial term of five years with an option to be renewed for a subsequent five year term on written request of both MLS and Xiamen sixty days in advance of the anniversary date of the agreement.  The agreement can be terminated by Xiamen at any time upon sixty days advance written notice.  MLS may terminate the agreement if Xiamen shall be in default of any obligation under the agreement, shall be adjudged bankrupt, become insolvent, make an assignment for the benefit of creditors, shall be placed in the hands of a receiver or trustee in bankruptcy or does not perform a minimum annual volume as required in the agreement.

We are currently organizing the distribution and marketing pathways pursuant to our agreement with Xiamen.  Xiamen will market the software over the internet in China on a direct basis; use other direct marketing programs and also attempt to do distribute the software through one or more of the large retail chains that specialize in selling software in China.  Examples of these large chain stores that Xiamen will approach about carrying the Strokes software are Dang Dang, Amazon China and Danwei Bookstores.  The primary focus of Xiamen will be establishing and defining multiple sales channels and supporting them with meaningful marketing programs, promotions and advertising to the extent that funds are available to Xiamen from outside sources or by reinvesting income from sales.  Xiamen has sold 921 units of product to as of December 31, 2009, which has generated $3,684 in revenue for us in 2009.  4% of this revenue ($184.20) is to be paid out to in royalty fees to Peter Schmid per the Exclusive Marketing and Distribution Agreement. We and Xiamen expect this sales volume to increase substantially in 2010 if more awareness of the product is made through advertising, marketing, and word of mouth.

C.  Strategy

Our activities to date have been limited primarily to organization, initial capitalization, business and product research, acquiring the rights to a Software Reseller Agreement, developing a website, securing a manufacturing and marketing agreement with a company based in China, preparing a comprehensive business and operating plan, and evaluating the regulatory requirements to sell language software in China.  As of December 31, 2009, we had $3,684 in revenue from operations.  Our expenses consist primarily of organizational costs, activities related to capital formation, professional fees, and entering into two material contracts.

Our company is structured expressly as a marketing entity and therefore we do not currently engage in the design, development or duplication of software.  In phase I of our multiphase marketing plan, we have entered into a manufacturing and marketing agreement with Xiamen to replicate, market, and sell the Strokes brand software in China and assume the underlying financial obligations of the Software Reseller Agreement.  The purpose of our entering into the exclusive agreement with Xiamen was to obtain brand recognition for our products in China and establish our products as the un-paralleled leader in language education software in that country.

Our plan of operations for the next twelve months includes:

•	To assist Xiamen in establishing one or more effective marketing channels for our software products through a network of distributors or dealers in China.
•

If the proposed business arrangement is successful in marketing the language education software for English and German, we intend to cooperate with Strokes International AG to develop similar software programs for Spanish, Italian, French and Japanese languages.

•	We intend to register Multisys Language Solutions as a company registered trademark.

To further our business plan during the next 12 months we plan to undertake the following: 1) raising additional capital through a second private stock offering to realize additional operating capital within the next twelve months; and 2) evaluate the economic feasibility of the company for production and selling language education software in Spanish, Italian, French, and Japanese languages to consumers in China (Phase II).

D.  Multisys Language Solutions Products

 The Strokes language education software that Multisys plans to sell is fully developed and utilizes a novel approach in language education software.  The language education software developed by Strokes is unique because it is interactive and utilizes multimedia to teach language skills.  We feel that the preliminary marketing research conducted by Xiamen, our Chinese marketing partner, indicates that our product is technically equal or superior to most other language education software programs currently being marketed in China.  We have undertaken a preliminary evaluation through our marketing partner, Xiamen, of the current competing language education software being sold in China and we have found various shortcomings for competing software.  The Strokes language education software products are competitively priced and we feel there are some features which make our language education more user-friendly:

•	Utilizes integrated multimedia and interactive platform
•	Adapts itself to individuals learning styles
•	USB drive software for easy and quick software access
•	Languages being taught within software are exemplified by native, expert speakers
•	Video tutor leads the course and displays lip and tongue placement
•	Vocabulary based phonetics training
•	Intelligent error correction references and focuses on problem areas
•	Mobile learning through the transfer of text or words to mobile audio devices
•	Usable and relative conversation learning situations
•	Over 2,500 exercises
•	Complete audio dictionary to hear words and sentences in program
•	Intelligent vocabulary training keeps track of words needing more practice
•	Personalized learning plan determined by goals, time available, and previous knowledge
•	Print functions available on all program pages

Initially, we will not produce any products or components; we will act as an exclusive reseller for the software products in China, but we will utilize the services of Xiamen, as a subcontractor production and marketing company domiciled in China.

E.  Market Analysis and Competition

Management believes that Multisys’ main competition is expected to be from four primary companies inside China who are selling similar software.  There are many companies that are selling software to learn the languages in China, but very few software programs are available which are designed to teach Chinese speaking individuals other languages.  As an example, the world’s largest company in the language teaching industry is Rosetta Stone.  As of this date, we are not aware that Rosetta Stone sells any language education programs in China to teach foreign languages to Chinese speaking individuals.  Management believes that the software developed by Strokes is technologically superior, more user friendly, more accurate in language teaching, and priced competitively with other companies who are currently selling similar language education software in the PRC.  Multisys will be competing against companies with products that have interactive and multimedia formats, but we believe the competing products are less efficient and in most cases more expensive than the Strokes Interactive multimedia language education software.  We have identified only three companies in language teaching industry in the PRC that we believe are competitive; 1) Beijing Hauwenshengshi Education Development Co., LTD.; 2) World 90; and 3) China Today.  These companies may have sufficiently more financial resources than our company.

In management’s opinion, at this point in time, there is no similar language software available in the PRC.  However, the market resistance against new products and new software has to be overcome in order for the company to become successful and there is no assurance that this will happen.

F.  Marketing and Sales

Xiamen has developed all the appropriate technical brochures, advertising, presentations, marketing materials, a website for direct marketing, a sales team, and initiated meetings with major retail chains in the PRC.  Xiamen intends to use an integrated plan that includes a robust and informative web site, target advertising, trade shows and personal contacts to large retail chain stores operating in the PRC.  The three primary chains that will be approached by Xiamen are:  1) Dang Dang; 2) Amazon China; and 3) Danwei Bookstores.  The identification of potential customers will be determined by Xiamen pursuant to continuing analysis of the existing market and all of the viable distribution channels and methods to sell language education software.  Xiamen plans to attend and/or participate in consumer trade shows and do direct mailings and call on to potential clients as part of its marketing strategy.  Relationships with universities, teacher’s organizations and existing internet communities will help in marketing the product.  Our company website is www.MultisysLanguage.com.

G.  Patents, Trademarks, and Copyrights

We are totally dependent on the ability of Strokes International AG to maintain proprietary copyright protection of the software products and to avoid infringement or copy write violations by other third parties.

H.  Employees

Our President and Chief Executive Officer, Janelle Edington, performs employee like services for our company on a part time basis.  Ms. Edington works approximately 15 hours per week for the benefit of Multisys Language Solutions and was paid $1,000 per month up until the end of June 2009.  Employee-like services provided by the other officers and directors of Multisys Language Solutions will be compensated to them at the rate of $50.00 per hour, but no compensation to the other officers and directors was given in 2009.  These individuals have other employment and responsibilities outside of Multisys Language Solutions.

I.  Governmental Regulation

In both the United States and foreign jurisdictions, we will be subject to compliance with laws, governmental regulations, administrative determinations, court decisions, and similar constraints.  Such laws, regulations and other constraints exist at the federal, state and local levels in the United States and at all levels of government in foreign jurisdictions.  Xiamen had to get the software approved by the Chinese government for sale inside of these territories mentioned.  This process took about six months, completed in June of 2009, and the software is now allowed to be sold within the territories.  We believe that current and reasonably foreseeable governmental regulation will have minimal impact on our future business.

J.     Recent Events

On November 9, 2009, we entered into a promissory note with the CEO, Janelle Edington, Ms. Edington made a loan to our company in the amount of $6,500 for a period of 180 days.  The promissory note bears interest at 6% per annum, and matures on May 8, 2010.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

We are dependent upon one third-party manufacturer and marketing company, over whom we have very limited control.

We have outsourced the manufacturing, marketing and sales of the software in the form of a CD-ROM or a USB Thumb Drive to our manufacturing and marketing partner Xiamen Eurotech Intelligence Commercial & Trading Co., pursuant to the terms of the existing agreement between Multisys and Xiamen Eurotech Intelligence Commercial & Trading Co.  We are dependant upon several third party vendors in China to produce the software products, packaging, advertising and printed media.  We do not have any manufacturing facilities and expect to rely upon Xiamen Eurotech Intelligence Commercial & Trading Co. to properly manufacture, package and market our products.  Our dependence upon a third party for the manufacture and marketing of our proposed products may adversely affect our profit margins and our ability to develop and deliver proposed products in the country of China on a timely and competitive basis.  Any delays in manfacturing and distribution will have an adverse impact on the price of our Company’s shares.

Through marketing initiatives with Xiamen, our strategic business partner in China, our target consumer market may not be receptive to the software, the cost of the product may be prohibitive and Chinese consumers may not purchase our language education software programs.

No assurance can be given as to if the products for sale in China by Xiamen, our strategic business partner, will be accepted by Chinese consumers.  We have not engaged in any preliminary test marketing program and neither has Xiamen.  In the event there is no general market acceptance in the product by consumers in any of the territories where we have exclusive marketing rights or the price point is too high as compared to the competition, it is unlikely that we or our partner Xiamen will be able to sustain commercial operations.  If there is no demand or only a limited demand for the products, we could financially fail and our shareholders could potentially lose their entire investment.

The Exclusive Sellers Agreement that has been assigned to us could terminate after five years and not be renewed.

The Exclusive Sellers Agreement that was assigned to us by Peter Schmid has the possibility of not being renewed after March of 2012.  Either company has the option to terminate the agreement at that time. The agreement will renew for an additional five years unless either party provides written notice at least thirty (30) days prior to the expiration of the then current term of its intent not to renew the Agreement

Potential customers may not be willing to pay the retail price for our products.

Although we and our strategic business partner Xiamen believe the retail price determined for the products is equal to or less than the existing possible competition, no assurance can be given that the consumers in China will purchase the product for the price that is required to reach a level of breakeven or profitability.  There will be substantial costs related to advertising and introducing the products to the market place in China.  Most recently, the economy in China has experienced a down-turn and the products being offered by us and our marketing partner may be deemed to be a luxury item or an item that is generally purchased with disposable income.  The general condition of the current economy in China may be a significant detriment to efforts to sell our products.

Distributors and dealers may not continue to carry our products if we fail to meet their standards.

In the event that our strategic business partner Xiamen is not able to secure agreements with established distributors and dealers in China, its only potential revenue source will be language education software products sold directly from Xiamen's internet site. If Xiamen is able to enter into agreements with established distributors and dealers in China, of which there is no assurance, it is highly unlikely that any distributor or dealer will continue in that capacity and represent the products unless the products are accepted and purchased by consumers in China and significant sales are generated.  The lack of distributor and dealer support will dramatically impact our ability to operate.

We may be unable to establish new distributors or dealers in the balance of our marketing territory if our performance with those channels during our initial launch does not demonstrate a level of opportunity consistent with their standards.

Neither Multisys nor our strategic business partner Xiamen is sufficiently well financed to launch the products on a large scale throughout China.  Therefore, initially the products will be offered on a regional basis in and around the city of Xiamen, China.  Xiamen will attempt to enter into agreements with established distributors and dealers in the areas and cities surrounding Xiamen, China.  If our products are not accepted by the consumers in the initial marketing area or the marketing partner is not able to secure agreements with qualified distributors or dealers in this region, it is highly unlikely that it will be able to secure distributors and dealers in other regional areas of China.

As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

We have only a limited operating history from which to evaluate our business.  We have generated minimal revenue to date. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development.  We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Because of this limited operating history and because of the emerging nature of the markets in which we compete, our historical financial data is of limited value in estimating future operating expenses.  Our budgeted expense levels are based in part on our expectations concerning future revenues.  However, our ability to generate revenues depends on purchase orders generated by our manufacturing and marketing partner, Xiamen.

The size of any future revenues depends on the choices and demands of individual consumers residing in the country of China, which are difficult to forecast accurately.  We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues.  Accordingly, a significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations, and financial condition.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our and Xiamen’s control.  For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as any indication of our future performance.  Our quarterly and annual expenses are likely to increase substantially over the next several years, and revenues from the sale of the product in the country of China may not meet our expectations. Our operating results in future quarters may fall below expectations.  Any of these events could adversely impact our business prospects and make it more difficult to raise additional equity capital at an acceptable price per share.  Each of the risk factors listed in this “Risk Factors” section may affect our operating results.

We are a development stage company, have earned minimal revenues, and have incurred net loss and accumulated deficit during the development stage.  There is no guarantee that we will ever earn a profit.

We are a development stage company since we have generated only $3,684 in revenue for the period from June 6, 2008 (inception) through December 31, 2009.  Rather, we have incurred annual net losses, and have an accumulated deficit during the development stage of $113,945 at December 31, 2009.  We are not currently operating profitably, and it is anticipated that the Company will operate at a loss at least for the next 12 months.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so may be forced to scale back or cease operations or discontinue our business.  You could lose your entire investment.

We will need to obtain additional financing in order to complete our business plan.  We have not commenced operations and only earned minimal revenues during the development stage.  We are a development stage company and we have not realized any substantial revenues to date.  As of December 31, 2009, we had cash in the amount of $3,855.  We have generated only $3,684 revenues for the period from June 6, 2008 (inception) through December 31, 2009.  Given the current rate at which we use cash in our operations, we do not have sufficient capital to carry on operations past May 2010, and we will need to raise at least $50,000 in a private placement offering to fund our operations and meet our financial commitments for the next twelve months.  We will require financing in order to get market language software in other languages besides English and German, see "Business of the Issuer.”  There will be an addition requirement of $100,000 to finance the programs for five additional language education software programs.  There is no assurance that we will be successful in raising the funds from equity financing or generate the funds from the sales of our existing products.  In the event we are successful, there is no assurance that the terms and conditions of these funds will be in the best interest of our company or our shareholders.  We do not have any arrangements for financing and we may not be able to find such financing if required.  We will need to obtain additional financing to operate our business for the next twelve months, and if we do not, our business will fail.  We are trying to raise capital necessary to fund our business through a private offering of our common stock or units consisting of common stock and stock purchase warrants.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business strategy, its technology and investor sentiment.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

We do not currently have any arrangements for financing and no assurance can be given that we will be able to find such financing when such funding is required.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product and our business model.  Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness, or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

Our company anticipates that the funds that were raised from our previous private placement will not be sufficient to satisfy our cash requirements for the next twelve month period.  Also, there is no assurance that actual cash requirements will not exceed our estimates.  In particular, additional capital may be required in the event that:

1.	we incur unexpected costs in our regard to assisting or strategic partner in China;
2.	we are unable to create a substantial market for our products;
3.	we incur any significant unanticipated expenses; and
4.	we find that we need to spend additional funds to educate the market and promote the new products.

The occurrence of any of the aforementioned events could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of operations.

We depend almost exclusively on outside capital to pay for the continued development of our business and the marketing of our products.  Such outside capital may include the sale of additional stock, shareholder and director advances and/or commercial borrowing.  There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue sales of the product in the Chinese market and so may be forced to scale back or cease operations or discontinue business.

Our company was recently formed, and we have not proven that we can generate a profit. If we fail to generate significant income and achieve profitability, investment in our securities may be worthless.

We have no operating history and have not proved we can operate successfully.  We face all of the risks inherent in a new business.  If we fail, investment in our common stock will become worthless.  From inception on June 6, 2008, to the audited period ended on December 31, 2009, we incurred a net loss of ($113,945) and earned only $3,684 in revenue.

We rely on our management and will be harmed if any or all of them leave.

Our success is dependent on the efforts, experience, and relationships of Janelle Edington as well as other officers of the corporation.  If Ms. Edington were unable to continue in her role, the business would be adversely affected as to its business prospects and earnings potential.  We do not currently carry any insurance to compensate for any such loss.  Ms. Edington’s decisions and choices may not take into account standard managerial approaches to marketing companies in the language learning software industry commonly used.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

We may find it very difficult or impossible to find suitable employees in the future or to find third party consultants to assist us.

We currently rely heavily upon the services and expertise of Janelle Edington and Raymond Kuh.  In order to implement our business plan, management recognizes that additional management will be required at some point in the future.  However, on a near term basis, we will outsource most services, product manufacturing, marketing and utilize independent consultants as much as possible.  The group of three directors, which includes all three officers, are the only personnel at the outset of operations.  The three officers can manage the office functions until we can generate enough revenues to hire additional employees.

Our officers and directors own a large percentage of our voting stock, smaller shareholders will have minimal influence over shareholder decisions.

Our officers and directors have significant stock ownership in our company and will retain significant control in the future.  Our officers and directors own approximately 40% of the voting power of our outstanding capital stock.  As a result of such ownership concentration, this group will have significant influence over the management and affairs of our business.  They will also exert considerable, ongoing influence over matters subject to stockholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of our business.  This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.

There are many competitors in our market and we may not be able to effectively compete against them.

The business of marketing language education software is highly competitive. This market segment includes numerous manufacturers, distributors, marketers and retailers that actively compete for the language education business in China.  In addition, the market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market.  As a result, our ability to remain competitive depends in part upon its successful introduction and end user acceptance of a new product.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

If we are unable to obtain additional capital, we may have to curtail or cease operations.

We expect that we will need to raise funds by the second quarter of 2010 in order to meet our working capital requirements.  At present, we believe that we can continue operations for a period of approximately two months based upon our present monthly use of funds that were raised from shareholders in a private placement or funds that could be provided as loans by the officers, directors, and shareholders.  We may not be able to obtain additional financing on terms favorable to us, if at all.  If adequate funds are not available to us, we may have to curtail or cease operations after the end of the second quarter, which would materially harm our business and financial results. To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We have no operating history that makes an evaluation of our business difficult.

Our lack of operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our business model, and accordingly our revenue and income potential, is new and unproven.  In addition, early-stage companies are subject to risks and difficulties frequently encountered in new and rapidly evolving markets.

We have a new and unproven business model, a new technology and may not generate sufficient revenues for our business to survive or be successful.

Our business model is based on the commercial viability of copy written language education software developed by Strokes International AG, an Austrian based company.  The language education software products have not been previously marketed or test marketed in China.  In order for our business to be successful, we must not only develop viable marketing channels that directly generate revenues, but also provide educational content to end users to create demand for our products.  Our business model assumes that end users in many markets will see the value of our language education software and through Xiamen, our manufacturing and marketing partner; we will be able to generate revenues through sales to end users in China.  Each of these assumptions is unproven, and if any of the assumptions are incorrect, we may be unable to generate sufficient revenues to sustain our business or to obtain profitability.  At the present time, we have no contracts, arrangements or agreements with either end users or distributors in China.

Because of our limited resources and the speculative nature of our business, there is substantial doubt as to our ability to operate as a going concern.

Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our business model.  Our independent registered public accounting firm (our auditors) issued its audit report including an explanatory paragraph as to an uncertainty with respect to the Company’s ability to continue as a going concern.  If we are not able to continue as a going concern, it is likely investors will lose their investment.

We have no operating history and expect to incur losses in the future.

We have no operating history and have generated minimal revenue.  We have not achieved profitability and expect to incur losses for the foreseeable future.  We expect those losses to increase as we continue to incur expenses to market our products.  We believe that our business depends on our ability to significantly increase revenues and to limit our operating expenses.  If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, or we fail to adjust operating expense levels appropriately, we may never be able to achieve profitability.

  Our future operating results are likely to be volatile and may cause our equity value to fluctuate.

Our future revenues and operating results, if any, are likely to vary from quarter to quarter due to a number of factors, many of which are outside of our control. Factors, which may cause our revenues and operating results to fluctuate, include the following:

•	the willingness of distributors in China to market our products;
•	market acceptance of our products;
•	the timing and uncertainty of sales cycles or demand for the products;
•	new or similar products offered by current or future competitors; and
•	general economic conditions in China.

We are subject to all of the risks and uncertainties associated with marketing new products in China, all of which may have an adverse impact on our business and results of operations.

Our future operating results will depend upon numerous factors beyond our control, including the acceptability of our products by end users, national, regional and local economic conditions inside China, changes in demographics, the availability of alternative software program being marketed by competing companies, which change rapidly and cannot be predicted.  If we are unable to successfully anticipate and respond to changes in attitude by end users, our business and operating results will be adversely affected.

Current or future government regulations may add to our operating costs.

We may face unanticipated operating costs because of potential changes in governmental regulations in the country of China.  We have no assurance that the government of China will continue to allow business to function in the future as they do now, or whether business practices and regulations will fluctuate within China and/or between China and its trade countries.

If we fail to attract end users, distributors or professional sales personnel for our products, it will have an adverse impact on our business.

Our success depends upon our ability to attract capable distributors in China to enter into arrangements with us to sell our products to end users on a direct basis and by utilizing the internet.  If we do not continually augment and improve our marketing channels, we will not be able to sustain a sales level that will support our operations without the infusion of additional capital.

If we do not effectively educate end users on the benefits of language education software being sold by the company, we will not have sufficient demand for our products.

Our business plan is predicated on our company attracting active and loyal support from end users interested in learning new languages.  Our target market will be consumers that have a specific interest in learning a second language.  There can be no assurance that there will be significant support from our efforts to educate end users on the advantages of this new language education software.  Failure to achieve recognition and acceptance of this new software will have a material adverse effect on the sales and may require us to incur unexpected incremental marketing expenses to educate and inform the market place.

Delivery of our products may be interrupted due to natural disasters or other causes.

Our products are manufactured by our manufacturing and marketing partner in China and delivery can be a problem.  We are subject to the risk that delivery of our products may be interrupted as a result of natural disasters such as earthquakes and fires or capacity constraints with our vendors or suppliers.  Any such interruptions may lead to a loss of customers or distributors and, accordingly, may adversely affect our business and results of operations.

RISKS RELATED TO OUR STOCK

There is not now, and there may not ever be, an active market for our common stock.

              There currently is no market for our common stock.  Further, although the common stock of Multisys is quoted on the OTC Bulletin Board, trading of its common stock may be extremely sporadic.  For example, several days may pass before any shares are traded.  There can be no assurance that although listed on an exchange,  a more active market for such common stock would develop.  Accordingly, investors must therefore bear the economic risk of an investment in our shares for an indefinite period of time.

If our stock trades at a relatively small volume, shareholders may not be able to sell their shares without depressing the market price of the shares.

If a market for our common stock is established, it may be possible that a relatively small volume of shares will trade on a daily basis. A small volume is indicative of an illiquid market. In the event there is a relatively small volume of shares being traded on a daily basis, shareholders may be unable to sell their shares without causing a depressive effect on the price of our common stock.

Our stock is a penny stock.  Trading of our stock may be restricted by the SEC's penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Multisys’ common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51-1” of the Securities and Exchange Commission (the “SEC”).  Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in Multisys’ shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g-9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in Multisys’ common shares to resell their common shares to third parties or to otherwise dispose of them.  Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i)

control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

(ii)

manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

(iii)

boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons

(iv)

excessive and undisclosed bid-ask differential and markups by selling broker-dealers

(v)

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We have incurred increased costs as a result of being a public company.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company.  We will be obligated to file annual reports on Form 10-K containing audited financial statements certified by independent public accountants following the end of each fiscal year, quarterly reports on Form 10-Q containing unaudited financial information for the first three quarters of each fiscal year following the end of such fiscal quarter, and current reports on Form 8-K shortly after the occurance of certain material events.    The costs of preparing and filing annual, quarterly and current reports, with the SEC would cause our expenses to be higher than they would be if we remained a privately-held company.  In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the Securities and Exchange Commission, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting.  We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  In addition, in the future we will be required to document, evaluate, and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission which will be costly and time consuming.  Effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud.  If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

The intellectual property rights related to the educational language software products are valuable, and our inability to protect them could reduce the value of our products, services and brand.

We do not own any patents or intellectual property.  We have an exclusive Software Reseller Agreement with Strokes International AG, the company which produces the proprietary language education software.  Strokes owns the copyrights on their software.  The intellectual property related to software development by Strokes is currently outside of our direct control and could jeopardize our ability to implement our business plan.  In addition, the efforts made by Strokes, to protect their intellectual property rights may not be sufficient or effective.  Any significant impairment of the intellectual property rights could harm our business indirectly or our ability to compete.  Protecting the intellectual property rights is costly and time consuming, and the unauthorized use or copying of the software could cause these costs to rise significantly and materially affect our operating results.

ITEM 2.    PROPERTIES.

Our executive office is currently located at 8045 Dolce Volpe Avenue, Las Vegas, NV 89178.  The 150 square foot office is provided by Janelle Edington, our President and CEO, at no cost to Multisys.  This operating facility functions as our main operating facility. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises until such time as we raise additional capital.

ITEM 3.   LEGAL PROCEEDINGS.

We know of no material existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.  Michael Espey, Esq. will pass upon certain matters relating to the legality of the common stock offered hereby for us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of its stockholders in our fiscal year ending December 31, 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the OTC Bulletin Board (OTCBB) since July 29, 2009.  Since its quotation on OTCBB, there has been no trading activity of any kind and consequently there are no historical share prices to report.

The transfer agent of Multisys is Empire Stock Transfer, located at 1859 Whitney Mesa Dr., Henderson, NV, 89104.

As of December 31, 2009, there were 46 holders of record of Multisys’ common stock, of which 1,852,500 were issued and outstanding.

We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES 31 THROUGH 42 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT ON FORM 10-K. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO MULTISYS’ CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

A.   General.

Multisys Language Solutions, Inc. was organized under the laws of the State of Nevada on June 6, 2008, and is doing business as a marketer of language education software in the People’s Republic of China.  We are structured expressly as a marketing entity and therefore we do not engage in the design, development or manufacturing of language education software.  We intend to operate only in China under the terms of our exclusive Software Reseller Agreement with Strokes International AG, an unaffiliated Austrian company.  We purchased the Software Reseller Agreement for (i) $10,000 in cash, (ii) warrants to purchase 100,000 shares of our common stock at $0.10 per share valid for three years from the date of issuance, and (iii) a royalty equal to 5% of all revenue received by us from the sale of all language education software sold in China.  Since commencement of operations in 2008, our efforts to date have been principally devoted to and limited primarily to organization, initial capitalization, business development, identifying a marketing partner in China, preparing a comprehensive business and operating plan, and evaluating, with our exclusive marketing agent in China the market in China to which to market language education software.  Substantial research has been undertaken on competing software currently being offered in China to teach residents of China to learn how to speak English and German.

Under our exclusive Software Resellers Agreement with Strokes International, AG (or Strokes) we are required to pay a fee equal to 40% of the net retail price on each unit sold after the production and marketing fee to Xiamen is taken out.  Our company entered into an Exclusive Marketing and Distribution Agreement with Xiamen Eurotech Intelligence Commercial & Trading Co. under which Xiamen will act as our exclusive marketing agent to produce, market, and sell the language education software products in the covered territories of China, Hong Kong and Taiwan.  As part of that agreement,

Xiamen has assumed the underlying financial obligations of the Software Reseller Agreement and will remit proceeds from the sale of language education software products to Strokes on a direct basis.

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

We are currently organizing our distribution, sales and marketing plan pursuant to our agreement with Xiamen.  Xiamen will market the software over the internet in China on a direct basis; use other direct marketing programs and also attempt to do distribute the software through one or more of the large retail chains that specialize in selling software in China.  Examples of these large chain stores that Xiamen will approach about carrying the Strokes software are Dang Dang, Amazon China and Danwei Bookstores.  The primary focus of Xiamen will be establishing and defining multiple sales channels and supporting them with meaningful marketing programs, promotions and advertising to the extent that funds are available to Xiamen from outside sources or by reinvesting income from sales.  Xiamen has not sold any product to date and has not generated any revenues from operations.

Since we are a marketing company and not engaged in the manufacture of our products, we have not been required to invest in assets dedicated to software design, software development, software testing and manufacturing and duplication of software.  Instead, our sales and marketing partner, Xiamen, will duplicate the software and assume responsibility for its packaging and distribution.  We provided $60,000 to Xiamen in September 2008 to financially assist in the organization and launch of the language education software products, which they have completed initial production, packaging and marketing of and sold 921 units as of December 31, 2009.  They will continue to advertise and market the product throughout 2010 and try to increase sales volume.

We do not intend at this point in time to market any other language education software except for English and German, unless we can realize additional investments to fund this phase, or see sufficient revenues from our current products to expand to developing these new products.  The exclusive Software Reseller Agreement does provide us the option, in the future, to potentially market software to teach Japanese, Spanish, Italian and French languages.

Our plan of operation for the next 12 months will be the execution of our strategic business plan.   We intend to finalize the Strategic Marketing Plan and realize additional capital investments through a second private stock offering.

B.  Results of Operations

Since Multisys was formed on June 6, 2008, it has earned only $3,684 in revenue and has incurred a net loss of $113,945 for the period from June 6, 2008 (inception) through December 31, 2009.  The revenue was earned during the twelve months ended December 31, 2009, as no product sales were made before that time.

For the period from June 6, 2008 (inception) through December 31, 2009, we incurred $60,000 in distribution and advertising expenses and $3,683 in general and administrative expenses.  The $60,000 in distribution and advertising was paid in September of 2008 to Xiamen and we did not have any additional distribution and advertising expenses for the twelve months ended December 31, 2009.  Our general and administrative fees decreased from $3,184 for the period from June 6, 2008 (inception) through December 31, 2009, to $499 for the twelve months ended December 31, 2009.  This decrease was attributed to less transfer agent fees, postage fees, and NV State corporate start-up fees.

The following table provides selected financial data about our company for the year ended December 31, 2009 and from inception to December 31, 2008, respectively.

Balance Sheets Data	December 31, 2009	December 31, 2008
Cash	$3,855	$25,349
Software Reseller Agreement, net	8,417	9,417

Total assets	$14,308	$34,766

Total current liabilities	$17,253	$10,675
Stockholders’ equity (deficit)	(2,945)	24,091
Total liabilities and stockholders’ equity (deficit)	$14,308	$34,766

Our cash in the bank at December 31, 2009 was $3,855.  Net cash provided by financing activities since June 8, 2008 (inception) through December 31, 2009 was $117,532 from the sale of our common stock and a related party note payable.

Net cash used in operating activities for the period from June 6, 2008 (inception) through December 31, 2009, was $103,677.  For the twelve months ended December 31, 2009, our total expenses were $30,687 as compared to $86,909 for the period from inception June 6, 2008 to December 31, 2008.  The expenses were much higher for the period ended December 31, 2008 because of a $60,000 initial expense paid out to our marketing partner and $3,000 more paid out for officer’s compensation.  Expenses that subsequently increased during this time comparison were professional fees by $8,862 that were related to higher costs associated with being a public reporting company.  We do not presently expect our expenses to increase in next twelve months.

Our material financial obligations include our public reporting expenses, repayment of the $6,500 outstanding promissory note, transfer agent fees, bank fees, and other recurring fees.  We expect to pay these ongoing costs through various potential funding sources, as discussed below in the Liquidity and Capital Resources section.

In its report on our December 31, 2009 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the developmental stage and have had revenues of only $3,684 since inception.  For the period from June 8, 2008 (inception) through December 31, 2009, we realized a net loss of $113,945.  Our continuation as a going concern is dependent upon including our ability to raise additional capital and to general positive cash flows. There can be no assurance to that effect.

C.   Liquidity and Capital Resources.

We are currently financing our operations from the proceeds from sales of common stock offered pursuant to a private placement pursuant to Rule 504 of Regulation D of the Securities Act of 1933 which was closed in October of 2008, in which we had gross proceeds of $110,250.  As of December 31, 2009, we had cash in the amount of $3,855 with no available line of credit.  We need to raise additional capital or generate sufficient revenues by the second quarter of 2010 or curtail our operations.

Our recent rate of use of cash in our operations has been approximately $2,500 per month.  We expect that cash burn rate to stay fairly constant until either revenues increase dramatically or until it is economically viable to explore other languages with our educational software pursuant our business plan.

Net cash from financing activities for the period from June 6, 2008 (inception), through December 31, 2009, was $111,000.  This funding came from 43 investors in an offering of common stock at $.10 per share totaling $110,250 that ended in October of 2008, and $750 from our three officers for common stock at $.001 per share.

We plan to finance our needs principally from the following:

•	Issuance of convertible promissory notes and warrants.
•	A private placement stock offering for shares in the company.

Given our recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past May 2010, but we plan to raise at least $50,000 in additional capital in a private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees and operating expenses, among others.  If we are unable to raise additional capital or generate sufficient revenue we will have to curtail or cease our operations.

We are pursuing potential equity financing and other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond May 2010, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

If we cannot generate sufficient financing or revenues to continue operations, we will suspend or cease operations.  By virtue of our inability to secure financing or generate revenues over the preceding year, we will begin to seek out other sources of cash, including new investors, joint venture and strategic partners or loans from our officers or directors.  If we cease operations, we do not know what we would do subsequently and we have no plans to do anything in such event.  We have no plans to dissolve statutorily at this time, under any circumstances.  We are engaged in general discussions with multiple companies who may be interested in acquiring us.  As of this date there is no definitive agreement signed and there is no assure that any acquisition will be feasible in the future and in the event there is an acquisition, there is no assurance that it will be in the best interest of our shareholders.

D.   Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. All significant accounting policies have been disclosed in Note 2 to the financial statements included in this Form 10-K.  Our critical accounting policies are:

Use of estimates

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

Intangible Assets

Multisys Language Solutions’ intangible assets are composed of an exclusive Software Reseller Agreement with Strokes International AG and a Sales and Marketing Agreement with Xiamen Eurotech Intelligence Commercial & Trading Co.

Revenue Recognition

The Company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive royalties from distribution of interactive multimedia language education software sold by an independent third party distributor assigned by the Company in the Territory.  The Company entered into a Sales and Marketing Agreement (“Sales Agreement”) with Xiamen Eurotech Intelligence Commercial & Trading Co., Ltd. (“Xiamen”).  Pursuant to the Sales Agreement, Xiamen will pay the Company $4.00 (equivalent to RMB27.38 using the currency exchange rate at December 31, 2008) for each unit of language education software sold by Xiamen in the Territory.  The royalty is calculated on a quarterly basis, and a royalty report detailing the total number of units sold by Xiamen during the reporting period at the applicable royalty rate of $4.000 per unit sold as well as the royalty payment is due within thirty (30) days after the last day of the reporting period.  The Company recognizes revenues upon receipts of the royalty report.  If the Company determines that collection of the royalty is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MULTISYS LANGUANGE SOLUTIONS, INC. (A Development Stage Company) December 31, 2009 and 2008 INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	24
Balance Sheets for December 31, 2009 and 2008	25
Statements of Operations for the Year Ended December 31, 2009 and for the Period from June 6, 2008 (Inception) through December 31, 2008 and for the Period from June 6, 2008 (Inception) through December 31, 2009	26
Statement of Stockholders’ Equity (Deficit) for the Period from June 6, 2008 (Inception) through December 31, 2009	27
Statements of Cash Flows for the Year Ended December 31, 2009, for the Period from June 6, 2008 (Inception) through December 31, 2008 and for the Period from June 6, 2008 (Inception) through December 31, 2009	28
Notes to Financial Statements	29-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Multisys Language Solutions, Inc.

(A development stage company)

Las Vegas, Nevada

We have audited the accompanying balance sheets of Multisys Language Solutions, Inc. (a development stage company) (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009, for the period from June 6, 2008 (inception) through December 31, 2008 and for the period from June 6, 2008 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the period for the year ended December 31, 2009, for the period from June 6, 2008 (inception) through December 31, 2008 and for the period from June 6, 2008 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2009, a net loss and cash used in operations for the year ended December 31, 2009, respectively, with no revenues during the period.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 5, 2010

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash	$3,855	$25,349
Accounts receivable	2,036	-

Total Current Assets	5,891	25,349

SOFTWARE RESELLER AGREEMENT
Software Reseller Agreement	10,000	10,000
Accumulated Amortization	(1,583)	(583)

SOFTWARE RESELLER AGREEMENT, net	8,417	9,417

Total Assets	$14,308	$34,766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	3,919	$-
Royalty payable	102	-
Accrued expenses	6,732	10,675
Note payable - officer	6,500	-

Total Current Liabilities	$17,253	$10,675

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
1,852,500 shares issued and outstanding	1,853	1,853
Additional paid-in capital	109,147	109,147
Deficit accumulated during the development stage	(113,945)	(86,909)

Total Stockholders' Equity (Deficit)	(2,945)	24,091

Total Liabilities and Stockholders' Equity (Deficit)	$14,308	$34,766

See accompanying notes to the financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the Period from	For the Period from
	For the Year	June 6, 2008	June 6, 2008
	Ended	(Inception) through	(Inception) through
	December 31, 2009	December 31, 2008	December 31, 2009

REVENUES EARNED
DURING THE DEVELOPMENT STAGE	$3,684	$-	$3,684

OPERATING EXPRENSES
Distribution and advertising	-	60,000	60,000
Amortization	1,000	583	1,583
Officer's compensation	6,000	9,000	15,000
Professional fees	23,004	14,142	37,146
Royalty	184	-	184
General and administrative expenses	499	3,184	3,683

Total Expenses	30,687	86,909	117,596

LOSS FROM OPERATIONS	(27,003)	(86,909)	(113,912)

OTHER (INCOME) EXPENSES

Interest expense	33	-	33

Total other (income) expenses	33	-	33

LOSS BEFORE TAXES	(27,036)	(86,909)	(113,945)

INCOME TAXES	-	-	-

NET LOSS	$(27,036)	$(86,909)	$(113,945)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.07)	$(0.07)

Weighted common shares outstanding
- basic and diluted	1,852,500	1,219,559	1,622,038

See accompanying notes to the financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 6, 2008 (inception) through December 31, 2009

	Common stock, $.001 par value		Additional Paid-in	Deficit Accumulated during the Development	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	Income	(Deficit)

Balance - June 6, 2008 (Inception)	-	$-	$-	$-	$-	-

Issuance of common stock for cash
upon formation at $0.001 per share	500,000	500				500

Issuance of common stock for cash
in August 2008 at $0.001 per share	250,000	250				250

Issuance of common stock for cash
in September 2008 at $0.10 per share	1,092,500	1,093	108,157			109,250

Issuance of common stock for cash
in October, 2008 at $0.10 per share	10,000	10	990			1,000

Net loss				(86,909)		(86,909)

Balance - December 31, 2008	1,852,500	1,853	109,147	(86,909)	-	24,091

Net loss				(27,036)		(27,036)

Balance - December 31, 2009	1,852,500	$1,853	$109,147	$(113,945)	$-	$(2,945)

See accompanying notes to the financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
		June 6, 2008	June 6, 2008
	For the Year Ended	(Inception) through	(Inception) through
	December 31, 2009	December 31, 2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(27,036)	(86,909)	$(113,945)

Adjustments to reconcile net loss to net cash
used in operating activities
Amortization expense	1,000	583	1,583
Changes in operating assets and liabilities:
Accounts receivable	(2,036)	-	(2,036)
Accounts payable	3,919	-	3,919
Royalty payable	102		102
Accrued expenses	(3,975)	10,675	6,700

NET CASH USED BY OPERATING ACTIVITIES	(28,026)	(75,651)	(103,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Software Reseller Agreement	-	(10,000)	(10,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note payable	6,532	-	6,532
Proceeds from sale of common stock	-	111,000	111,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,532	111,000	117,532

NET CHANGE IN CASH	(21,494)	25,349	3,855

Cash at beginning of period	25,349	-	-

Cash at end of period	$3,855	$25,349	$3,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$33	$-	$33
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

Multisys Language Solutions, Inc.

(A Development Stage Company)

December 31, 2009 and 2008

Notes to the Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP).

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets at December 31, 2009.

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

The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts payable, royalty payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2009, 2008 or for the period from June 6, 2008 (inception) through December 31, 2009.

Revenue recognition

The Company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive royalties from distribution of interactive multimedia language education software sold by an independent third party distributor assigned by the Company in the Territory.  The Company entered into a Sales and Marketing Agreement (“Sales Agreement”) with Xiamen Eurotech Intelligence Commercial & Trading Co., Ltd. (“Xiamen”).  Pursuant to the Sales Agreement, Xiamen will pay the Company $4.00 (equivalent to RMB27.38 using the currency exchange rate at December 31, 2008) for each unit of language education software sold by Xiamen in the Territory.  The royalty is calculated on a quarterly basis, and a royalty report detailing the total number of units sold by Xiamen during the reporting period at the applicable royalty rate of $4.000 per unit sold as well as the royalty payment is due within thirty (30) days after the last day of the reporting period.  The Company recognizes revenues upon receipts of the royalty report.  If the Company determines that collection of the royalty is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Stock-based compensation for obtaining employee services

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of paragraph 718-10-30-3 of the FASB Accounting Standards Codification using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The fair value of options, if any, is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s 2008 Non-Qualified Stock Option Plan for the year ended December 31, 2009 or the period from June 6, 2008 (inception) through December 31, 2008.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounted for instruments issued to parties other than employees for acquiring goods or services under the recognition and measurement principles of the fair value recognition provisions of section 505-50-30 of the FASB Accounting Standards Codification(“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The fair value of the warrants is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

The expected life of warrants granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the warrants are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the warrants.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the warrants.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the warrants.

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

Net loss per common share

Net loss per common share is computed pursuant to paragraph 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock warrants.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the year ended December 31, 2009 and for the period from June 6, 2008 (inception) through December 31, 2008 as they were anti-dilutive:

		Weighted average number of potentially outstanding dilutive shares
		For the Year Ended December 31, 2009	For the Period from June 6, 2008 (inception) to December 31, 2008
Warrants issued on June 11, 2008 in connection with the Company’s June 11, 2008 acquisition of the software reseller agreement with an exercise price of $0.10 per share and expiring three (3) years from the date of issuance		100,000	100,000

Total potentially outstanding dilutive shares		100,000	100,000
%	%

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the

provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending December 31 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $113,945 at December 31, 2009 and had a net loss of $27,036 and cash used in operations of $28,026 for the year ended December 31, 2009, respectively, with nominal amount of revenues since inception.

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

NOTE 4 – SOFTWARE RESELLER AGREEMENT

On June 11, 2008, the Company acquired an exclusive Software Reseller Agreement (“Software Reseller Agreement”) for the People’s Republic of China (“PRC”) to market an interactive multimedia language education software package.  The Software Reseller Agreement was originally granted by Strokes International AG to Peter Schmid, an individual, who later sold and conveyed his legal interest in the Software Reseller Agreement to Multisys Language Solutions, Inc.  The Company purchased the Software Reseller Agreement in consideration of (i) $10,000 in cash and (ii) a warrant to purchase 100,000 shares of the Company’s common stock at $0.10 per share expiring three (3) year from the date of the issuance, and (iii) a royalty equal to 4% of all revenue received from the sale of all language education software sold in the PRC.  Pursuant to the Software Reseller Agreement the Company is required to pay Strokes International AG (“Strokes”) 40% of the suggested retail price on each unit sold.

The fair value of warrant grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

June 11, 2008

Risk-free interest rate	3.16%
Dividend yield	0.00%
Expected volatility	0.00%
Expected option life (year)	3.00

The warrant to purchase 100,000 shares of the Company’s common stock at $0.10 per share was valued at its fair market value at the date of issuance, using the Black-Scholes valuation model, of nil.

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

Software reseller agreement at cost at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008

Software reseller agreement	$10,0000	$10,000
Accumulated amortization	(1,583)	(583)

	$8,667	$9,417

Amortization expense

Amortization expense for the year ended December 31, 2009 and for the period from June 6, 2008 (inception) through December 31, 2008 was $1,000 and $583 respectively.  Amortization expense for the next five years is $1,000 per year.

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

The Board of Directors had not approved or granted any non-statutory stock options from the Company’s 2008 Non-Qualified Stock Option Plan for the year ending December 31, 2009 or the period from June 6, 2008 (inception) through December 31, 2008.

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

Expected warrant life (year)	3.00
Expected volatility	0.00%
Risk-free interest rate	3.16%
Dividend yield	0.00%

The table below summarizes the Company’s warrants activity for the period from June 6, 2008 (inception) through December 31, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, June 6, 2008	-	$-	$-	$-	$-
Granted	100,000	0.10	0.10	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Balance, December 31, 2008	100,000	$0.10	$0.10	$-	$-
Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Balance, December 31, 2009	100,000	$0.10	$0.10	$-	$-

Earned and exercisable, December 31, 2009	100,000	$0.10	$0.10	$-	$-
Unvested, December 31, 2009	-	$0.10	$0.10	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.10	100,000	1.50	$0.10	100,000	0.10	$0.10

$0.10	100,000	1.50	$0.10	100,000	0.10	$0.10

NOTE 6 – INCOME TAXES

Deferred tax assets

At December 31, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $113,945 that may be offset against future taxable income through 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $38,741 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $38,741.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $9,192 and $29,549 for the year ended December 31, 2009 and 2008, respectively.

Components of deferred tax assets as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$38,741	29,549
Less valuation allowance	(38,741)	(29,549)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2009	For the Period from June 6, 2008 (inception) through December 31, 2008

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 7 – RELATED PARTY TRANSACTIONS

Note payable – officer

On November 9, 2009, the Company entered into a promissory note with the President, Chief Executive Officer and Director, whereby the President made a loan to the Company in the amount of $6,500 for a period of One Hundred Eighty (180) days.  The promissory note bears interest at 6% per annum, and matures on May 8, 2010.

Consulting services provided by and compensation booked to officer

Consulting services provided by and compensation booked to the President, Chief Executive Officer and Director were $6,000 and $9,000 for the year ended December 31, 2009 and for the period from June 6, 2008 (inception) through December 31, 2008, respectively.

Free office space from the President, Chief Executive Officer and Director

The Company has been provided office space at no cost by the President, Chief Executive Officer and Director.  The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2009 through March 22, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2009 because fundamental elements of an effective control environment were not present as of December 31, 2009, including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  There exists a complete overlap between management and our board of directors, with three directors being members of management.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all but one of the members of our board of directors.  Additionally, due to insufficient staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.  Essentially, the material weaknesses we have identified in our assessment are the same as those identified in our assessment as of December 31, 2008.  Due to a lack of sufficient capital resources and our lack of independent outside directors, we have been unable to remedy the material weaknesses which existed last year.

Based on this assessment and the material weakness described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

We intend to take the following steps as soon as practicable to remediate the material weakness we identified as follows:

-

We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions.

-

To the extent we can attract outside directors, we will increase the oversight and review procedures of our board of directors with regard to financial reporting, financial reporting processes and procedures and internal control procedures.

-

To the extent we can attract outside directors, we will nominate an audit committee to review and assist the board with its oversight responsibilities.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors and significant employees of Multisys Language Solutions are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Janelle Edington	President, Chief Executive Officer, & Director	28	June 6, 2008
Raymond Kuh	Secretary, Treasurer, Chief Financial Officer & Director	37	June 10, 2008
Christopher Wetzel	Vice-President and Director	38	June 10, 2008

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Family Relationships

There are no family relationships among our directors or officers

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Janelle Edington, Founder, President, and Director.  Ms. Edington attended Washington State University in Pullman, Washington.  She earned a B.A. in Business Administration in 2003.  Since 2004 she has been employed in the guest services department of the Venetian Hotel in Las Vegas.

Christopher Wetzel, Vice President, and Director.  Mr. Wetzel graduated from University of Puget Sound in Tacoma, Washington, in 1992 with a degree in English.  Since 2002, he has been the Vice President of Business Development for Contineo Technologies, Inc., and is a Certified Information Systems Auditor.

Raymond Kuh, Chief Financial Officer, Treasurer, Secretary, and Director.  Mr. Kuh is currently engaged in the business of providing specialized language services, translation and interpretation primarily in the area of legal contracts.  He earned a Bachelor of Arts Degree in English Philology from Gonzaga University, Spokane, WA in (August 1992 - May 1996). Subsequently, Mr. Kuh has continued to further his training, skills and competence.  Via Eastern Washington University (January through  June 1997), he moved to Guadalajara Mexico and completed a 6 month intensive Spanish immersion program; In 2006, in Barcelona, Spain, he completed the Spanish Official Language School’s (Escuela Oficial de Idiomas) Level 4 Advanced Spanish course, earning a Notable distinction; and, in 2007, he successfully completed all modules in a course entitled Introduction to Translation offered by International House World Organization, Barcelona, Spain.  In 1999 he organized and formed the Historical Autographs U.S.A., Inc. and was the President and Director of the company until it merged with Arbios Systems, Inc. in 2003.  From July 1997 to November of 2004, Mr. Kuh was employed by Walsh & Associates of Spokane, WA, a law firm specializing in patent, trademark, copyright and other intellectual property law.  During this time, Mr. Kuh ascended to the position of Operations Manager, whereby he managed business activities and staff of three.  Mr. Kuh is currently the Secretary/Treasurer and CFO of Trevenex Resources, Inc.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent, or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

B. Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  We have no knowledge that, as of the date of this filing, our directors, executive officers, and persons who own more than ten percent of our common stock, have not filed an initial Form 3, Form 4 current report, or an annual Form 5 in a timely manner.

Code of Ethics

In January of 2009, we adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  Both are exhibits incorporated by reference to this Report on Form 10-K.  We will provide to any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  Any person may make such a request by mailing such a request addressed to our Secretary, Raymond Kuh, at the address of our executive offices at 8045 dolce Volpe Ave.  Las Vegas, NV 89178 or by faxing such a request to (702) 685-8887.

Audit Committee and Audit Committee Financial Expert

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.  As we are a development stage company with minimal revenues from operations, few employees, and relatively simple financial statements, as of December 31, 2009 we had not constituted any board committees, including an audit committee.  In January 2009, we adopted charters for an Audit Committee, a Compensation Committee, and a Corporate Governance and Directors Nominating Committee, but will not have these committees until we have the resources to do so.  We do not have an audit committee financial expert who is an outside director. As our business grows and our financial statements become more complicated, we intend to seek an outside director who can qualify as an audit committee financial expert.

ITEM 11.   EXECUTIVE COMPENSATION.

A.   Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us since inception on June 6, 2008, through the fiscal year ended December 31, 2008, and the fiscal year ended December 31, 2009, to our Chief Executive

Officer (the “Named Executive Officer”). Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal year 2009.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Com-pensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Janelle Edington Pres. & CEO, Dir.	2008	4,000	0	0	0	0	-	0	4,000
	2009	6,000	0	0	0	0	-	0	6,000

B. Narrative Disclosure to Summary Compensation Table

Janelle Edington has not entered into formal written employment agreement with Multisys Language Solutions.  Janelle Edington entered into a consulting agreement of $1,000 per month beginning September 2008, and it was terminated after June of 2009 because of financial conditions of our company..

C. Outstanding Equity Awards at Fiscal Year End

None of our named executive officers have been granted any equity compensation, including option grants as of December 31, 2009.

D. Compensation of Directors

No compensation was paid to directors for their director services during the fiscal year ending December 31, 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 6, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  The percentage of shares beneficially owned is based on 1,852,500 shares of common stock outstanding as of April 6, 2010.  Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of April 6, 2010, are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.  Except as otherwise listed below, the address of each person is 8045 Dolce Volpe Ave., Las Vegas, NV 89178.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Janelle Edington, Pres. & CEO(1)	500,000 shares	27.0%
Christopher Wetzel (2)	125,000 shares	6.7%
Raymond Kuh, CFO, Treas, Sec, Dir. (3)	125,000 shares	6.7%
Jerod Edington (4) 230 Bethany Rd. #128, Burbank, CA 91504	100,000 shares	5.4%
Sherry Edington (4) 702 Edenderry Court, Spokane, WA. 99223	100,000 shares	5.4%
Manuel P. Graiwer (4) 550 Chalette Dr., Beverly Hills, CA 90210	100,000 shares	5.4%
Marisa Graiwer (4) 943 16th St., Santa Monica, CA 90403	100,000 shares	5.4%
Stuart Graiwer (4) 10512 Troon Ave., Los Angeles, CA 90064	100,000 shares	5.4%
Timothy Kuh (4) 1314 South Grand Blvd, Spokane, WA. 99202	100,000 shares	5.4%
Annette Marie Perini (4) 1839 Thatch Palm Dr., Boca Raton, FL 33432	100,000 shares	5.4%
Deana Ruggieri (4) 7460 Hollywood Blvd. #4, Los Angeles, CA 90046	100,000 shares	5.4%
Peter Schmid (5) Wiesenweg 7, 85653 Aying, Germany	100,000 shares	5.4%
Executive officers and directors as a group 3 persons (6)	750,000 shares	40.4%

(1)	Janelle Edington, President and Chief Executive Officer, director. The holdings of Janelle Edington include 500,000 shares of common stock.
(2)	Christopher Wetzel, Vice President, director. The holdings of Mr. Wetzel include 125,000 shares of common stock.
(3)	Raymond Kuh, Chief Financial Officer, Treasurer, Secretary, director. The holdings of Mr. Kuh include 125,000 shares of common stock.
(4)	The holdings of each of these named beneficial holders include only shares of common stock and do not include any vested derivative securities.
(5)	The holdings of Peter Schmid include warrants to purchase 100,000 shares of common stock at $0.10 per share.
(6)	The holdings of the executive officers and directors as a group include an aggregate of 750,000 shares of common stock as of April 6, 2010.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plan approved by security holders (1)	0	$0	1,000,000
Equity compensation plans not approved by security holders	0	$0
Total	0	$0	1,000,000

(1)

On June 10, 2008, the shareholders of Multisys adopted the 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan with 1,000,000 shares of common stock reserved for issuance under the Plan under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of Multisys.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On November 9, 2009, we entered into a promissory note with the President, Chief Executive Officer and Director, Janelle Edington, whereby Ms. Edington made a loan to our company in the amount of $6,500 for a period of 180 days.  The promissory note bears interest at 6% per annum, and matures on May 8, 2010.

Director Independence

Our Board of Directors has determined that none of our three directors are currently “independent directors” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers.  We are not presently required to have independent directors.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2008 and 2009, are set forth in the table below:

Fee Category	Year ended December 31, 2009	Year ended December 31, 2008
Audit fees (1)	$16,000	$0
Audit-related fees (2)	0	0
Tax fees (3)	$0	$0
All other fees (4)	3,017	0
Total fees	$19,017	$0

(1)

“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.
(4)	“All other fees” consists of fees billed for all other services, such as review of our registration statement on Form S-1 and EDGAR filing expenses.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee.  Our Board of Directors (in lieu of an audit committee) pre-approves the engagement of our principal independent accountants to provide audit and non-audit services Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimus standards.

PART IV

ITEM 15.    EXHIBITS

(a) 1 & 2.

Financial Statements See Item 8 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a) 3.

Exhibits specified by item 601 of Regulation S-B.

MULTISYS LANGUAGE, INC.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Registrant		S-1	3.1	02-26-09

3.2	Bylaws of Registrant		S-1	3.2	02-26-09

4.1	Common Stock Purchase Warrant (included within the Assignment of Interest Agreement between Multisys Language Solutions, Inc. and Peter Schmid dated June 11, 2008)		S-1	10.2	02-26-09

10.1	Promissory Note between Janelle Edington and Multisys dated November 9, 2009		8-K	10.1	11-13-09

10.2	2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan Dated May 19, 2006		S-1	10.3	02-26-09

10.4	Corporate Governance Guidelines		S-1	10.6	02-26-09

10.5	Corporate Governance and Director’s Nominating Committee Charter		S-1	10.7	02-26-09

10.6	Compensation Committee Charter		S-1	10.8	02-26-09

10.7	Audit Committee Charter		S-1	10.9	02-26-09

14.1	Code of Business Conduct and Ethics		S-1	14.1	02-26-09

14.2	Code of Ethics for the CEO and Senior Financial Officers		S-1	14.2	02-26-09

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certification of Chief Executive Officer	X

32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Burbank, CA on this 6th day of April, 2010.

MULTISYS LANGUAGE SOLUTIONS, INC.

Date: April 6, 2010	By:	/s/ Janelle Edington
Janelle Edington President, CEO, and Director (principal executive officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 6th day of April, 2010.

MULTISYS LANGUAGE SOLUTIONS, INC.

Date: April 6, 2010	By:	/s/ Janelle Edington
Janelle Edington President, CEO, and Director
(principal executive officer)

Date: April 6, 2010	By:	/s/Raymond Kuh
Raymond Kuh
Chief Financial Officer, Secretary, Treasure and Director (principal accounting officer)

Date: April 6, 2010	By:	/s/Christopher Wetzel
Christopher Wetzel
Vice President and Director