Form 10-Q
period 2010-03-31
MULTISYS LANGUAGE SOLUTIONS INC
filed 2010-05-19
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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

On May 19, 2010, 2,052,500 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Multisys Language Solutions, Inc.

 (A Development Stage Company)

March 31, 2010 and 2009

Index to Interim Financial Statements

CONTENTS	Page
Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009	4
Statements of Operations for the Three Months Ended March 31, 2010 and 2009, and for the Period from June 6, 2008 (Inception) through March 31, 2010 (Unaudited)	5
Statement of Stockholders’ Equity (Deficit) for the Period from June 6, 2008 (Inception) through March 31, 2010 (Unaudited)	6
Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009, and for the Period from June 6, 2008 (Inception) through March 31, 2010 (Unaudited)	7
Notes to the Financial Statements (Unaudited)	8-16

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,609	$3,855
Accounts receivable	2,328	2,036

Total Current Assets	4,937	5,891

SOFTWARE RESELLER AGREEMENT
Software Reseller Agreement	10,000	10,000
Accumulated Amortization	(1,833)	(1,583)

SOFTWARE RESELLER AGREEMENT, net	8,167	8,417

Total Assets	$13,104	$14,308

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	1,569	$3,919
Royalty payable	218	102
Accrued expenses	8,200	6,700
Interest payable	98	32
Note payable - officer	6,500	6,500

Total Current Liabilities	$16,585	$17,253

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
1,852,500 shares issued and outstanding	1,853	1,853
Additional paid-in capital	109,147	109,147
Deficit accumulated during the development stage	(114,481)	(113,945)

Total Stockholders' Deficit	(3,481)	(2,945)

Total Liabilities and Stockholders' Deficit	$13,104	$14,308

See accompanying notes to the financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period from
	For the Three Months Ended	For the Three Months Ended	June 6, 2008 (Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES EARNED
DURING THE DEVELOPMENT STAGE	$2,328	$-	$6,012

OPERATING EXPRENSES
Distribution and advertising	-	-	60,000
Amortization	250	250	1,833
Officer's consulting	-	3,000	15,000
Professional fees	2,375	6,275	39,521
Royalty	116	-	300
General and administrative expenses	58	1,214	3,741

Total Expenses	2,799	10,739	120,395

LOSS FROM OPERATIONS	(471)	(10,739)	(114,383)

OTHER (INCOME) EXPENSES

Interest expense	65	-	98

Total other (income) expenses	65	-	98

LOSS BEFORE TAXES	(536)	(10,739)	(114,481)

INCOME TAXES	-	-	-

NET LOSS	$(536)	$(10,739)	$(114,481)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.01)	$(0.07)

Weighted common shares outstanding
- basic and diluted	1,852,500	1,852,500	1,653,275

See accompanying notes to the financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 6, 2008 (inception) through March 31, 2010
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	during the	Stockholders'
	Common stock, $.001 par value		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - June 6, 2008 (Inception)	-	$-	$-	$-	-

Issuance of common stock for cash
upon formation at $0.001 per share	500,000	500			500

Issuance of common stock for cash
in August 2008 at $0.001 per share	250,000	250			250

Issuance of common stock for cash
in September 2008 at $0.10 per share	1,092,500	1,093	108,157		109,250

Issuance of common stock for cash
in October, 2008 at $0.10 per share	10,000	10	990		1,000

Net loss				(86,909)	(86,909)

Balance - December 31, 2008	1,852,500	1,853	109,147	(86,909)	24,091

Net loss				(27,036)	(27,036)

Balance - December 31, 2009	1,852,500	1,853	109,147	(113,945)	(2,945)

Net loss				(536)	(536)

Balance - March 31, 2010	1,852,500	$1,853	$109,147	$(114,481)	$(3,481)

See accompanying notes to the financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
	For the	For the	June 6, 2008
	Three Months Ended	Three Months Ended	(Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(536)	(10,739)	$(114,481)

Adjustments to reconcile net loss to net cash
used in operating activities
Amortization expense	250	250	1,833
Changes in operating assets and liabilities:
Accounts receivable	(292)	-	(2,328)
Accounts payable	(2,350)	-	1,569
Royalty payable	116	-	218
Interest payable	98	-	98
Accrued expenses	1,468	(8,012)	8,168

NET CASH USED BY OPERATING ACTIVITIES	(1,246)	(18,501)	(104,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Software Reseller Agreement	-	-	(10,000)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note payable	-	-	6,532
Proceeds from sale of common stock	-	-	111,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	117,532

NET CHANGE IN CASH	(1,246)	(18,501)	2,609

Cash at beginning of period	3,855	25,349	-

Cash at end of period	$2,609	$6,848	$2,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$65	$-	$98
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

Multisys Language Solutions, Inc.

(A Development Stage Company)

March 31, 2010 and 2009

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on April 7, 2010.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets at March 31, 2010 or 2009.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ending March 31, 2010, 2009 or for the period from June 6, 2008 (inception) through March 31, 2010.

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

The Board of Directors did not grant the issuance of any non-statutory stock options from the Company’s 2008 Non-Qualified Stock Option Plan for the interim period ending March 31, 2010, 2009 or the period from June 6, 2008 (inception) through March 31, 2010.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended March 31, 2010 and 2009 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended March 31, 2010	For the Interim Period Ended March 31, 2009

Warrants issued on June 11, 2008 in connection with the Company’s June 11, 2008 acquisition of the software reseller agreement with an exercise price of $0.10 per share and expiring three (3) years from the date of issuance	100,000	100,000

Total potentially outstanding dilutive shares	100,000	100,000

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending December 31 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $114,481 at March 31, 2010 and had a net loss of $536 and cash used in operations of $1,246 for the interim period then ended, respectively, with nominal amount of revenues since inception.

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

Software reseller agreement at cost at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009

Software reseller agreement	$10,0000	$10,000
Accumulated amortization	(1,833)	(1,583)
	$8,167	$8,417

Amortization expense

Amortization expense for the interim periods ended March 31, 2010 and 2009 was $250 and $250, respectively.  Amortization expense for the next five (5) years is $1,000 per year.

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

The Board of Directors had not approved or granted the issuance of any non-statutory stock options from the Company’s 2008 Non-Qualified Stock Option Plan for the interim periods ending March 31, 2010 and 2009.

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

Expected warrant life (year)	3.00
Expected volatility	0.00%
Risk-free interest rate	3.16%
Dividend yield	0.00%

The table below summarizes the Company’s warrants activity for the period from June 6, 2008 (inception) through March 31, 2010:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, June 6, 2008	-	$-	$-	$-	$-
Granted	100,000	0.10	0.10	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Balance, December 31, 2008	100,000	$0.10	$0.10	$-	$-
Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Balance, December 31, 2009	100,000	$0.10	$0.10	$-	$-
Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-

Balance, March 31, 2010	100,000	$0.10	$0.10	$-	$-

Earned and exercisable, March 31, 2010	100,000	$0.10	$0.10	$-	$-
Unvested, March 31, 2010	-	$0.10	$0.10	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.10	100,000	1.50	$0.10	100,000	0.10	$0.10

$0.10	100,000	1.50	$0.10	100,000	0.10	$0.10

NOTE 6 – RELATED PARTY TRANSACTIONS

Note payable – officer

On November 9, 2009, the Company entered into a promissory note with the President, Chief Executive Officer and Director, whereby the President made a loan to the Company in the amount of $6,500 for a period of One Hundred Eighty (180) days.  The promissory note bears interest at 6% per annum, originally maturing on May 8, 2010, which has been repaid in the amount of $6,665 inclusive of principal of $6,500 and interest of $165 on April 12, 2010.

Consulting services provided by and compensation booked to officer

Consulting services provided by and compensation booked to the President, Chief Executive Officer and Director were $0 and $3,000 for the interim periods ended March 31, 2010 and 2009, respectively.

Free office space from the President, Chief Executive Officer and Director

The Company has been provided office space at no cost by the President, Chief Executive Officer and Director.  The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2010 through May 19, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were reportable subsequent events to be disclosed as follows:

On April 12, 2010 the Company sold 200,000 shares of restricted common stock for $10,000 cash to one (1) qualified investor at $0.05 per share.

On April 12, 2010 the Company fully repaid the principal of the promissory note to the President, Chief Executive Officer and Director as well as accumulated interest of $165.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVES A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR MOST RECENT 10-K ANNUAL REPORT. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

General.

Multisys Language Solutions, Inc. was organized under the laws of the State of Nevada on June 6, 2008, and is doing business as a marketer of language education software in the People’s Republic of China.  We are structured expressly as a marketing entity and therefore we do not engage in the design, development or manufacturing of language education software.  We intend to operate only in China under the terms of our exclusive Software Reseller Agreement with Strokes International AG, an unaffiliated Austrian company.  We purchased the Software Reseller Agreement in June 2008 for (i) $10,000 in cash, (ii) warrants to purchase 100,000 shares of our common stock at $0.10 per share valid for three years from the date of issuance, and (iii) a royalty equal to 5% of all revenue received by us from the sale of all language education software sold in China.  Since commencement of operations in 2008, our efforts to date have been principally devoted to and limited primarily to organization, initial capitalization, business development, identifying a marketing partner in China, preparing a comprehensive business and operating plan, and evaluating, with our exclusive marketing agent in China, the market in China to which to market language education software.  Substantial research has been undertaken on competing software currently being offered in China to teach residents of China to learn how to speak English and German.

Under our exclusive Software Resellers Agreement with Strokes International, AG (or Strokes) we are required to pay a royalty fee equal to 40% of the net retail price on each unit sold after the production and marketing fee to Xiamen Eurotech Intelligence Commercial & Trading Co. (“Xiamen”) is taken out.  In July 2008 we entered into an Exclusive Marketing and Distribution Agreement with Xiamen under which Xiamen acts as our exclusive marketing agent to produce, market, and sell the language education software products in the covered territories of China, Taiwan, Hong Kong, and Macao.  As part of that agreement, Xiamen has assumed the underlying financial obligations of the Software Reseller Agreement and will remit proceeds from the sale of language education software products to Strokes on a direct basis.

Under the terms and conditions of the Resellers Agreement with Strokes we agreed to sell three different interactive multimedia language education software programs for the following net retail prices: 1) 385 RMB ($56.40) for the beginner program; 2) 556 RMB ($81.46) for the intermediate program; and 3) 726 RMB ($106.36) for the advanced program.  Because the products will be produced in China by Xiamen, the costs for production, duplicated, packaging, printing and marketing expenses in the amount of 45 RMB for the beginners program, 55 RMB for the intermediate program, and 65RMB for the advanced program will be deducted from the net retail price before calculating 40% of the net retail price payable to Strokes. Out of the 60% net retail price to be retained by Xiamen for all operating costs and Multisys will receive $4.00 per unit sold or 27.30 RMB, using the currency conversion calculation as of this date.

Xiamen is marketing the software over the internet in China on a direct basis, using other direct marketing programs, and is also attempting to distribute the software through one or more of the large retail chains that specialize in selling software in China.  Examples of these large chain stores that Xiamen is working towards getting as a distributor of the Strokes software are Dang Dang, Amazon China, and Danwei Bookstores.  The primary focus of Xiamen has been establishing and defining multiple sales channels and supporting them with meaningful marketing programs, promotions, and advertising to the extent that funds are available to Xiamen from outside sources or by reinvesting income from sales.   Xiamen duplicates the software and assumes responsibility for its packaging and distribution.  We provided $60,000 to Xiamen in September 2008 to financially assist in the organization and launch of the language education software products.   They have completed initial production, packaging, and marketing and have sold 1,503 units as of March 31, 2010, of which 921 were sold prior to December 31, 2009 and 572 units were sold in the quarter ending March 31, 2010.  They will continue to advertise and market the product throughout 2010 and try to increase sales volume.

We required Xiamen to meet certain minimum annual sales volumes under the terms of the Exclusive Marketing and Distributions Agreement, beginning in 2009 through the end of 2012.  Pursuant to an amendment of the agreement with Xiamen, we agreed to waive the minimum sales requirement for 2008 and 2009.  This waiving of the minimum was necessary because the regulatory review of the product by the Chinese government took far longer than originally anticipated and the product was not cleared for sales in China until June of 2009.  The minimum annual sales requirements for 2010-2012, which are 6,000, 12,000 and 12,000 units, respectively, remain in effect at this time.

Results of Operations

Since Multisys was formed on June 6, 2008, it has earned only $6,012 in revenue and has incurred a net loss of $114,481 for the period from June 6, 2008 (inception) through March 31, 2010.  $2,328 was earned during the three months ended March 31, 2010 based on the sale of 572 units of the language education software products in China, compared to $0 earned for the three months ended March 31, 2009.

For the period from June 6, 2008 (inception) through March 31, 2010, we incurred $60,000 in distribution and advertising expenses and $3,740 in general and administrative expenses.  The $60,000 in distribution and advertising was paid in September of 2008 to Xiamen and we did not have any additional distribution and advertising expenses for the three months ended March 31, 2009 or the three months ended March 31, 2010.  Our general and administrative fees decreased from $1,214 for the three months ended March 31, 2009, to $58 for the three months ended December 31, 2010.  This decrease was attributed to less banking fees, postage fees, and EDGAR filing fees.

The following table provides selected financial data about our company for the year ended December 31, 2009, from inception to December 31, 2008, and for the Three Months ended March 31, 2010 (unaudited).

Balance Sheets Data	For the Fiscal Year Ended December 31, 2009	For the Period from June 6, 2008 (Inception) through December 31, 2008	For the Three Months ended March 31, 2010 (Unaudited)
Cash	$3,855	$25,349	$2,609
Software Reseller Agreement, net	8,417	9,417	8,167

Total assets	$14,308	$34,766	$13,104

Total current liabilities	$17,253	$10,675	$16,585
Stockholders’ equity (deficit)	(2,945)	24,091	(3,481)
Total liabilities and stockholders’ equity (deficit)	$14,308	$34,766	$13,104

Our cash in the bank at March 31, 2010 was $2,609.  Net cash provided by financing activities since June 8, 2008 (inception) through March 31, 2010 was $117,500 from the sale of our common stock and a related party note payable.

Net cash used by operating activities for the period from June 6, 2008 (inception) through March 31, 2010, was $104,891.  For the three months ended March 31, 2010, our total expenses were $2,799 as compared to $10,739 for the three months ended March 31, 2009.  The expenses were much higher for the period ended March 31, 2009 because of higher professional fees incurred and $3,000 paid out for consulting fees.  We do not presently expect our expenses to increase in next twelve months, with the exception of audit fees associated with our annual report on Form 10-K billed in the second quarter that will be approximately $4,000 higher.

Our material financial obligations include our public reporting expenses, transfer agent fees, bank fees, and other recurring fees.  We expect to pay these ongoing costs through various potential funding sources, as discussed below in the Liquidity and Capital Resources section.

In its report on our December 31, 2009 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the developmental stage and have had revenues of only $6,012 since inception.  For the period from June 8, 2008 (inception) through March 31, 2010, we realized a net loss of $114,481.  Our continuation as a going concern is dependent upon including our ability to raise additional capital and to general positive cash flows. There can be no assurance to that effect.

Liquidity and Capital Resources.

We are currently financing our operations from the proceeds from sales of common stock offered pursuant to a private placement pursuant to Rule 504 of Regulation D of the Securities Act of 1933 which was closed in October of 2008, in which we had gross proceeds of $110,250.  As of March 31, 2010, we had cash in the amount of $2,609 with no available line of credit.  We need to raise additional capital or generate sufficient revenues by the second quarter of 2010 or curtail our operations.

Our recent rate of use of cash in our operations has been approximately $2,500 per month.  We expect that cash burn rate to stay fairly constant until either revenues increase dramatically or until it is economically viable to explore other languages with our educational software pursuant our business plan.

Net cash from financing activities for the period from June 6, 2008 (inception), through March 31, 2010, was $117,500.  This funding came from 43 investors in an offering of common stock at $.10 per share totaling $110,250 that ended in October of 2008, and $750 from our three officers for common stock at $.001 per share, then $6,500 in a related party note payable that was repaid on April 12, 2010.

We plan to finance our needs principally from the following:

• Issuance of convertible promissory notes and warrants.

• A private placement stock offering for shares in the company.

Given our recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past June 2010, but we plan to raise at least $50,000 in additional capital in a private placement offering to secure the funds needed to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees and operating expenses, among others.  If we are unable to raise additional capital or generate sufficient revenue we will have to curtail or cease our operations.

We are pursuing potential equity financing and other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond June 2010, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

Subsequent Events

On April 12, 2010 the Company sold 200,000 shares of restricted common stock for $10,000 cash to one (1) qualified investor at $0.05 per share.

On April 12, 2010 the Company fully repaid the principal of the promissory note to the President, Chief Executive Officer and Director as well as accumulated interest of $165.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010.  Based on that evaluation our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

As of March 31, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Multisys Language Solutions, Inc.

May 19, 2010	By:	/s/ Janelle Edington
Janelle Edington President and Chief Executive Officer (Principal Executive Officer)

May 19, 2010	By:	/s/ Raymond Kuh
Raymond Kuh Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)