Form 10-Q
period 2010-06-30
MULTISYS LANGUAGE SOLUTIONS INC
filed 2010-08-16
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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

On August 16, 2010, 6,157,500 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Multisys Language Solutions, Inc.

(A Development Stage Company)

Index to Consolidated Financial Statements

Contents                                                                                                                                                                                                                 Page(s)

Unaudited Consolidated Balance Sheets at June 30, 2010 and December 31, 2009

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009, and for the Period from June 6, 2008 (Inception) through June 30, 2010

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from June 6, 2008 (Inception) through June 30, 2010

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, and for the Period from June 6, 2008 (Inception) through June 30, 2010

Notes to the Unaudited Consolidated Financial Statements

F-2 F-3 F-4 F-5 F-6 to F-8

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$1,657	$3,855
Accounts receivable	4,008	2,036
Total Current Assets	5,665	5,891

Software reseller agreement, net of accumulated
amortization of $2,083 and $1,583, respectively	7,917	8,417

Total Assets	$13,582	$14,308

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$6,236	$3,919
Accrued expenses	2,667	6,834
Note payable – related party	13,000	6,500
Total Current Liabilities	21,903	17,253

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
6,157,500 and 5,557,500 shares issued and outstanding, respectively	6,158	5,558
Additional paid-in capital	114,842	105,442
Deficit accumulated during the development stage	(129,321)	(113,945)
Total Stockholders' Deficit	(8,321)	(2,945)

Total Liabilities and Stockholders' Deficit	$13,582	$14,308

See accompanying notes to the consolidated financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					June 6, 2008
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		through
	2010	2009	2010	2009	June 30, 2010

REVENUES EARNED
DURING THE DEVELOPMENT STAGE	$1,680	$-	$4,008	$-	$7,692

OPERATING EXPRENSES:
Distribution and advertising	-	-	-	-	60,000
Amortization	250	250	500	500	2,083
Professional fees	14,984	7,588	17,359	16,862	69,505
Royalty	84	-	201	-	385
General and administrative expenses	1,070	220	1,127	1,435	4,810
Total Operating Expenses	16,388	8,058	19,187	18,797	136,783

LOSS FROM OPERATIONS	(14,708)	(8,058)	(15,179)	(18,797)	(129,091)

OTHER EXPENSES:
Interest expense	(132)	-	(197)	-	(230)
Total other expenses	(132)	-	(197)	-	(230)

NET LOSS	$(14,840)	$(8,058)	$(15,376)	$(18,797)	$(129,321)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	6,052,005	5,557,500	5,806,119	5,557,500

See accompanying notes to the consolidated financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
June 6, 2008 (Inception) through June 30, 2010
(UNAUDITED)

				Deficit
				Accumulated	Total
			Additional	during the	Stockholders'
	Common stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances - June 6, 2008 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash
upon formation at $0.0003 per share	1,500,000	1,500	(1,000)	-	500

Issuance of common stock for cash
in August 2008 at $0.0003 per share	750,000	750	(500)	-	250

Issuance of common stock for cash
in September 2008 at $0.0333 per share	3,277,500	3,278	105,972	-	109,250

Issuance of common stock for cash
in October 2008 at $0.0333 per share	30,000	30	970	-	1,000

Net loss	-	-	-	(86,909)	(86,909)
Balances - December 31, 2008	5,557,500	5,558	105,442	(86,909)	24,091

Net loss	-	-	-	(27,036)	(27,036)
Balances - December 31, 2009	5,557,500	5,558	105,442	(113,945)	(2,945)

Issuance of common stock for cash
in April 2010 at $0.0167 per share	600,000	600	9,400	-	10,000

Net loss	-	-	-	(15,376)	(15,376)
Balances - June 30, 2010	6,157,500	$6,158	$114,842	$(129,321)	$(8,321)

See accompanying notes to the consolidated financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			June 6, 2008
	Six Months Ended		(Inception)
	June 30,		through
	2010	2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(15,376)	$(18,796)	$(129,321)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization expense	500	500	2,083
Changes in operating assets and liabilities:
Accounts receivable	(1,972)	-	(4,008)
Accounts payable	2,317	1,544	6,236
Accrued expenses	(4,167)	(8,375)	2,667
NET CASH USED IN OPERATING ACTIVITIES	(18,698)	(25,127)	(122,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Software Reseller Agreement	-	-	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note payable	15,000	-	21,500
Repayment of related party note payable	(8,500)		(8,500)
Proceeds from sale of common stock	10,000	-	121,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,500	-	134,000

NET CHANGE IN CASH	(2,198)	(25,127)	1,657
Cash at beginning of period	3,855	25,349	-
Cash at end of period	$1,657	$222	$1,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$197	$-	$230
Taxes paid	-	-	-

See accompanying notes to the consolidated financial statements.

Multisys Language Solutions, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

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

Formation of Multisys Acquisitions, Inc.

On June 3, 2010, the Company formed a wholly owned subsidiary, Multisys Acquisitions, Inc. under the laws of the State of Nevada.  For the quarter ending June 30, 2010, Multisys Acquisitions, Inc. was inactive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on April 7, 2010. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein.  Unaudited interim results are not necessarily indicative of the results for the full year.

Reclassification

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficit of $16,238 and deficit accumulated during the development stage of $129,321 at June 30, 2010. In addition, the Company incurred a net loss of $15,376 and net cash used in operations of $18,698 for the six months ended June 30, 2010, with nominal amount of revenues since inception. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – OPTION TO PURCHASE ASSET AGREEMENT

On June 21, 2010 Holms Energy, LLC granted Multisys Acquisitions, Inc., a wholly owned subsidiary of Multisys Language Solutions, Inc. an option to purchase certain assets.  Such assets are related to certain interests in oil and gas rights on acreage located in McKenzie County, North Dakota (Holms Property), and potential production royalty income from wells to be drilled on the Holms Property whose mineral rights are owned by Holms Energy, LLC, and the transfer of all right, title and interest to an Option to Purchase Mineral Rights Agreement related to purchasing additional mineral rights and production royalty income on the Holms Property from a third party for One Million Six Hundred Forty Nine Thousand ($1,649,000) Dollars.  The option may be exercised to purchase the mineral rights assets by the issuance of 40 million shares of common stock by Multisys Language Solutions and the payment of $100,000.  The exercise of the option by Multisys will also involve a change of control of Multisys pursuant to which members of Holms Energy, LLC, will become the majority shareholders of Multisys and the board of directors and management of Multisys will be replaced by nominees of Holms.

The Option to Purchase Asset Agreement is contingent on the receipt of at least the minimum offering amount of $1,500,000, the private placement offering currently underway by Multisys Language Solution, Inc. (see Note 5). If both the offering and the execution of the Asset Purchase Agreement are not completed by August 31, 2010, all funds held will be returned to the investors in the private placement, and the Option to Purchase Asset Agreement will be void.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock

On April 16, 2010, the Company sold 600,000 shares of common stock to one individual for $10,000 in cash.

On June 10, 2010, the Company effected a 3 for 1 forward split of its outstanding common stock.  The record date for the stock split was June 24, 2010. Each outstanding share of common stock was converted into three shares. All share and per share amounts herein have been retroactively restated to reflect this stock split.

On June 28, 2010, the Company initiated a private placement of a minimum of 3,000,000 units and a maximum of 5,000,000 units of its restricted common stock at $0.50 per Unit.  Each Unit consists of two shares of common stock and one common stock purchase warrant that is exercisable at $0.50 per share for a period of three years.  No Units will be sold unless the Company receives and accepts subscriptions for at least 3,000,000 Units on or before August 31, 2010.  All subscription funds will be held in a special account pending the closing of a proposed Asset Purchase Agreement between Multisys Acquisition, Inc. and Holms Energy, LLC. (see Note 4).

Common Stock Options

On June 25, 2010, the Company increased the total common stock, available in the Company's 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares.

As of June 30, 2010, no common stock options have been granted.

Common Stock Warrants:

As of June 30, 2010, the Company has 300,000 common stock warrants outstanding. The 300,000 warrants are exercisable as of June 30, 2010, have an exercise price of $0.033 and expire June 11, 2011. No common stock warrants were granted, exercised or cancelled during the six months ended June 30, 2010.

NOTE 6 – RELATED PARTY TRANSACTIONS

Note payable – officer

On November 9, 2009, the Company borrowed $6,500 from its President, Chief Executive Officer and Director. The note is unsecured, matures May 8, 2010 and bears interest at 6% per annum. On April 2, 2010, the note was repaid in full.

On May 28, 2010, the Company borrowed $15,000 from its President, Chief Executive Officer and Director. The note is unsecured, matures November 23, 2010 and bears interest at 6% per annum. The Company made a partial repayment of $2,000 on June 8, 2010 leaving $13,000 outstanding at June 30, 2010.

Consulting services provided by and compensation booked to officer

Consulting services provided by and compensation booked to the President, Chief Executive Officer and Director were $0 and $6,000 for the six months ended June 30, 2010 and 2009, respectively.

Free office space from the President, Chief Executive Officer and Director

The Company has been provided office space at no cost by the President, Chief Executive Officer and Director.  The management determined that such cost is nominal and did not recognize rent expense in its consolidated financial statements.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing in Part I, Item 1.

General.

Multisys Language Solutions, Inc. (“MLS”) was organized under the laws of the State of Nevada on June 6, 2008, and is doing business as a marketer of language education software in the People’s Republic of China.  We are structured expressly as a marketing entity and therefore we do not engage in the design, development or manufacturing of language education software.  We intend to operate only in China under the terms of our exclusive Software Reseller Agreement with Strokes International AG, an unaffiliated Austrian company.  We purchased the Software Reseller Agreement in June 2008 for (i) $10,000 in cash, (ii) warrants to purchase 300,000 shares of our common stock at $0.033 per share valid for three years from the date of issuance, and (iii) a royalty equal to 5% of all revenue received by us from the sale of all language education software sold in China.  Since commencement of operations in 2008, our efforts to date have been principally devoted to and limited primarily to organization, initial capitalization, business development, identifying a marketing partner in China, preparing a comprehensive business and operating plan, and evaluating, with our exclusive marketing agent in China, the market in China to which to market language education software.  Substantial research has been undertaken on competing software currently being offered in China to teach residents of China to learn how to speak English and German.

Under our exclusive Software Resellers Agreement with Strokes International, AG (or Strokes) we are required to pay a royalty fee equal to 40% of the net retail price on each unit sold after the production and marketing fee to Xiamen Eurotech Intelligence Commercial & Trading Co. (“Xiamen”) is taken out.  In July 2008, we entered into an Exclusive Marketing and Distribution Agreement with Xiamen under which Xiamen acts as our exclusive marketing agent to produce, market, and sell the language education software products in the covered territories of China, Taiwan, Hong Kong, and Macao.  As part of that agreement, Xiamen has assumed the underlying financial obligations of the Software Reseller Agreement and will remit proceeds from the sale of language education software products to Strokes on a direct basis.

Under the terms and conditions of the Resellers Agreement with Strokes we agreed to sell three different interactive multimedia language education software programs for the following net retail prices: 1) 385 RMB ($56.83) for the beginner program; 2) 556 RMB ($82.07) for the intermediate program; and 3) 726 RMB ($107.16) for the advanced program.  Because the products will be produced in China by Xiamen, the costs for production, duplicated, packaging, printing, and marketing expenses in the amount of 45 RMB for the beginners program, 55 RMB for the intermediate program, and 65RMB for the advanced program will be deducted from the net retail price before calculating 40% of the net retail price payable to Strokes. Out of the 60% net retail price to be retained by Xiamen for all operating costs and Multisys will receive $4.00 per unit sold or 27.10 RMB, using the currency conversion calculation as of this date.

Xiamen is marketing the software over the internet in China on a direct basis, using other direct marketing programs, and is also attempting to distribute the software through one or more of the large retail chains that specialize in selling software in China.  Examples of these large chain stores that Xiamen is working towards getting as a distributor of the Strokes software are Dang Dang, Amazon China, and Danwei Bookstores.  The primary focus of Xiamen has been establishing and defining multiple sales channels and supporting them with meaningful marketing programs, promotions, and advertising to the extent that funds are available to Xiamen from outside sources or by reinvesting income from sales. Xiamen duplicates the software and assumes responsibility for its packaging and distribution.  We provided $60,000 to Xiamen in September 2008 to financially assist in the organization and launch of the language education software products.   They have completed initial production, packaging, and marketing and have sold 1,923 units as of June 30, 2010, of which 921 were sold prior to December 31, 2009, 572 units were sold in the quarter ending March 31, 2010, and 420 were sold in the quarter ending June 30, 2010.  They will continue to advertise and market the product throughout 2010 and try to increase sales volume.

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

On June 3, 2010, we formed a wholly owned subsidiary of MLS, Multisys Acquisition, Inc., under the laws of the State of Nevada.

On June 9, 2010, we changed our independent registered public accounting firm, dismissing Li & Company, PC.  The reports of Li & Company on our financial statements as of December 31, 2009 and 2008, for the fiscal years then ended and for the period from June 6, 2008 (inception) through December 31, 2009, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.  The decision to change independent registered public accounting firm was recommended and approved by our Board of Directors.  On June 9, 2010, concurrently with the dismissal of Li & Company, upon approval of our Board of Directors, we engaged MaloneBailey, LLP as our new independent registered public accounting firm to audit and review the Registrant’s financial statements.

On June 10, 2010, our Board of Directors authorized a 3 for 1 forward stock split in the form of a dividend.  The record date for this stock dividend was June 24, 2010, and the payment and effective date was June 24, 2010.  Each of our shareholders holding one share of common stock received an additional two shares of common stock.  The total number of shares of common stock issued and outstanding pre-forward stock split was 2,052,500.  The total number of shares of common stock issued and outstanding post-forward stock split is 6,157,500.  The total number of warrants for common stock issued and outstanding pre-forward stock split was 100,000.  The total number of warrants for common stock issued and outstanding post-forward stock split is 300,000. All share and per share amounts herein have been retroactively restated to reflect this stock split.

On June 21, 2010 Holms Energy, LLC granted Multisys Acquisitions, Inc., a wholly owned subsidiary of MLS an option to purchase certain assets.  Such assets are related to certain interests in oil and gas rights on acreage located in McKenzie County, North Dakota (Holms Property), and potential production royalty income from wells to be drilled on the Holms Property whose mineral rights are owned by Holms Energy, LLC, and the transfer of all right, title and interest to an Option to Purchase Mineral Rights Agreement related to purchasing additional mineral rights and production royalty income on the Holms Property from a third party for One Million Six Hundred Forty Nine Thousand ($1,649,000) Dollars.  The option may be exercised to purchase the mineral rights assets by the issuance of 40 million shares of common stock by Multisys Language Solutions and the payment of $100,000.  The exercise of the option by Multisys Acquisition will also involve a change of control of MLS pursuant to which members of Holms Energy, LLC, will become the majority shareholders of MLS and the board of directors and management of MLS will be replaced by nominees of Holms.

The Option to Purchase Asset Agreement is contingent on the receipt of at least the minimum offering amount of $1,500,000 in the private placement offering currently underway by MLS (see Note 4).  If both the offering and the execution of the Asset Purchase Agreement are not completed by August 31, 2010, all funds held will be returned to the investors in the private placement, and the Option to Purchase Asset Agreement will not be void.

Effective June 25, 2010, pursuant to unanimous written consent by the Board of Directors and the majority of shareholders

(60.9%) authorized an increase in the total common stock, $.001 par value, available in our 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares, to be granted to our officers, directors, consultants, advisors, and other key employees.

Results of Operations

Since Multisys was formed on June 6, 2008, it has earned only $7,692 in revenue and has incurred a net loss of $129,321 for the period from June 6, 2008 (inception) through June 30, 2010.  $4,008 was earned during the six months ended June 30, 2010 based on the sale of 992 units of the language education software products in China, compared to $0 earned for the six months ended June 30, 2009.

For the period from June 6, 2008 (inception) through June 30, 2010, we incurred $60,000 in distribution and advertising expenses and $4,810 in general and administrative expenses.  The $60,000 in distribution and advertising was paid in September of 2008 to Xiamen and we did not have any additional distribution and advertising expenses for the six months ended June 30, 2009 or the six months ended June 30, 2010.  Our general and administrative costs decreased slightly from $1,435 for the six months ended June 30, 2009, to $1,127 for the six months ended June 30, 2010.  This decrease was attributable to lower banking fees.

The following table provides selected financial data about our company as of June 30, 2010, December 31, 2009, and December 31, 2008.

Balance Sheets Data	June 30, 2010 (Unaudited)	December 31, 2009	December 31, 2008
Cash	$1,657	$3,855	$25,349
Software Reseller Agreement, net	7,917	8,417	9,417

Total assets	$13,582	$14,308	$34,766

Total current liabilities	$21,903	$17,253	$10,675
Stockholders’ equity (deficit)	(8,321)	(2,945)	24,091
Total liabilities and stockholders’ equity (deficit)	$13,582	$14,308	$34,766

Our cash in the bank at June 30, 2010 was $1,657.  Net cash provided by financing activities since June 8, 2008 (inception) through June 30, 2010 was $134,000 from the sale of our common stock and a related party note payable.

Net cash used in operating activities for the period from June 6, 2008 (inception) through June 30, 2010, was $122,343.  For the six months ended June 30, 2010, our total expenses were $15,376 as compared to $18,797 for the six months ended June 30, 2009, both periods were similar.  We do not presently expect our expenses to increase or decrease in next twelve months.  Our material financial obligations include our public reporting expenses, transfer agent fees, bank fees, and other recurring fees.

In its report on our December 31, 2009 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the developmental stage and have had revenues of only $7,692 since inception.  For the period from June 8, 2008 (inception) through June 30, 2010, we realized a net loss of $129,321.  Our continuation as a going concern is dependent upon including our ability to raise additional capital and to generate positive cash flows.

Liquidity and Capital Resources.

Our recent rate of use of cash in our operations over the last six months has been approximately $2,500 per month.  We expect that cash burn rate to stay fairly constant until either revenues increase dramatically or until it is economically viable to explore other languages with our educational software pursuant our business plan.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past August 2010.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, or receive loans from the officers on an as needed basis, we will have to curtail or cease our operations.

Net cash provided by financing activities for the period from June 6, 2008 (inception), through June 30, 2010, was $134,000.  This funding came from 43 investors in an offering of common stock at $0.033 per share totaling $110,250 that ended in October of 2008, $750 from our three officers for common stock at $0.0003 per share, a private common stock sale of 600,000 common shares for $10,000 on April 16, 2010, and then borrowings of $21,500 on related party notes payable offset by payments on related party notes payable of $8,500.

On June 28, 2010, we initiated a private placement of a minimum of 3,000,000 units and a maximum of 5,000,000 units of its restricted common stock at $0.50 per Unit.  Each Unit consists of two shares of common stock and one common stock purchase warrant that is exercisable at $.50 per share for a period of three years.  No Units will be sold unless we receive subscriptions for at least 3,000,000 Units on or before August 31, 2010.  All subscription funds will be held in a special account pending the closing of a proposed Asset Purchase Agreement between Multisys Acquisition, Inc., the wholly owned subsidiary of MLS and Holms Energy, LLC.

We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond August 2010, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

If we cannot generate sufficient financing or revenues to continue operations, we will suspend or cease operations.  By virtue of our inability to secure financing or generate revenues over the preceding year, we have begun to seek out other sources of cash, including new investors, joint venture and strategic partners or loans from our officers or directors.  If we cease operations, we do not know what we would do subsequently and we have no plans to do anything in such event.  We have no plans to dissolve statutorily at this time, under any circumstances.  We are engaged in general discussions with multiple companies who may be interested in acquiring us.  As of this date there is no definitive agreement signed and there is no assure that any acquisition will be feasible in the future and in the event there is an acquisition, there is no assurance that it will be in the best interest of our shareholders.

Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. All significant accounting policies have been disclosed in Note 2 to the consolidated financial statements for the years ended December 31, 2009 and 2008 filed with the SEC on Form 10-K.  Our critical accounting policies are:

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

Revenue Recognition

The Company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company will derive royalties from distribution of interactive multimedia language education software sold by an independent third party distributor assigned by the Company in the Territory.  The Company entered into a Sales and Marketing Agreement (“Sales Agreement”) with Xiamen Eurotech Intelligence Commercial & Trading Co., Ltd. (“Xiamen”).  Pursuant to the Sales Agreement, Xiamen will pay the Company

$4.00 (equivalent to 27.17 RMB using the currency exchange rate at August 13, 2010) for each unit of language education software sold by Xiamen in the Territory.  The royalty is calculated on a quarterly basis, and a royalty report detailing the total number of units sold by Xiamen during the reporting period at the applicable royalty rate of $4.000 per unit sold as well as the royalty payment is due within thirty (30) days after the last day of the reporting period.  The Company recognizes revenues upon receipts of the royalty report.  If the Company determines that collection of the royalty is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

 ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010.  Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.  Based on that evaluation our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2010.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Principal Accounting and Financial Officer in connection with the review of our financial statements as of June 30, 2010.

Management believes that the material weaknesses above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

As of June 30, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 12, 2010 the Company sold 600,000 shares of restricted common stock for $10,000 cash to one (1) qualified investor at $0.0167 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 21, 2010.  Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against, withheld or abstained.  All proposals passed.

Proposal #1: The re-election of Janelle Edington, Raymond Kuh, and Christopher Wetzel to serve on the Board of Directors:

Nominee	Total Votes For All Nominees	Total Votes Withheld From All Nominees
Janelle Edington	1,402,500	0
Raymond Kuh	1,402,500	0
Christopher Wetzel	1,402,500	0

Proposal #2: Ratification of the appointment of MaloneBailey, LLP, as our independent auditors for the year ending December 31, 2010:

Total Votes For	Total Votes Against	Abstained
1,402,500	0	0

Proposal #3: To transact such other business as may properly come before the Annual Meeting or at any adjournments or postponements thereof.

Total Votes For	Total Votes Against	Abstained
1,402,500	0	0

Effective June 25, 2010, a pursuant to a unanimous written consent by our Board of Directors and the majority of our shareholders (60.9%) we authorized an increase in the total common stock, $.001 par value, available in our 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares, to be granted to officers, directors, consultants, advisors and other key employees.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

10.1	Common Stock Purchase Warrant (included within the Assignment of Interest Agreement between Multisys Language Solutions, Inc. and Peter Schmid dated June 11, 2008) (1)

10.2	Common Stock Purchase Agreement dated June 6 2010 (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)

Filed with the Securities and Exchange Commission on February 26, 2009, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-157564), which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on Form 8-K on April 22, 2010, as exhibit 10.1 (file no. 000-53632), which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multisys Language Solutions, Inc.

August 16, 2010	By:	/s/ Janelle Edington
Janelle Edington President and Chief Executive Officer (Principal Executive Officer)

August 16, 2010	By:	/s/ Raymond Kuh
Raymond Kuh Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)