Form 10-Q
period 2010-09-30
MULTISYS LANGUAGE SOLUTIONS INC
filed 2010-11-12
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

On November 12, 2010, 6,297,500 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Multisys Language Solutions, Inc.

(A Development Stage Company)

Index to Consolidated Financial Statements

Contents                                                                                                                                                                                                             Page(s)

Unaudited Consolidated Balance Sheets at September 30, 2010 and December 31, 2009

Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009, and for the Period from June 6, 2008 (Inception) through September 30, 2010

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from June 6, 2008 (Inception) through September 30, 2010

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009, and for the Period from June 6, 2008 (Inception) through September 30, 2010

Notes to the Unaudited Consolidated Financial Statements

F-2 F-3 F-4 F-5 F-6 to F-8

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash	$375,288	$3,855
Accounts receivable	4,008	2,036
Total Current Assets	379,296	5,891

Software reseller agreement, net of accumulated
amortization of $2,333 and $1,583, respectively	7,667	8,417

Total Assets	$386,963	$14,308

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$14,909	$3,919
Accrued expenses	378,896	6,834
Note payable - officer	13,000	6,500
Total Current Liabilities	406,805	17,253

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
6,157,500 and 5,557,500 shares issued and outstanding,
respectively	6,158	5,558
Additional paid-in capital	114,842	105,442
Deficit accumulated during the development stage	(140,842)	(113,945)
Total Stockholders' Deficit	(19,842)	(2,945)

Total Liabilities and Stockholders' Deficit	$386,963	$14,308

See accompanying notes to the consolidated financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
					June 6, 2008
					(Inception)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES EARNED
DURING THE DEVELOPMENT STAGE	$-	$1,648	$4,008	$1,648	$7,692

OPERATING EXPENSES:
Distribution and advertising	-	-	-	-	60,000
Amortization	250	250	750	750	2,333
Professional fees	10,872	2,556	28,231	19,419	80,377
Royalty	-	82	200	82	384
General and administrative expenses	268	45	1,396	1,479	5,079
Total Operating Expenses	11,390	2,933	30,577	21,730	148,173

LOSS FROM OPERATIONS	(11,390)	(1,285)	(26,569)	(20,082)	(140,481)

OTHER EXPENSES
Interest expense	131	-	328	-	361
Total other expenses	131	-	328	-	361

NET LOSS	$(11,521)	$(1,285)	$(26,897)	$(20,082)	$(140,842)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	6,157,500	5,557,500	5,924,533	5,557,500

See accompanying notes to the consolidated financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
June 6, 2008 (Inception) through September 30, 2010
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	during the	Stockholders'
	Common stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances - June 6, 2008 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash
upon formation at $0.0003 per share	1,500,000	1,500	(1,000)	-	500

Issuance of common stock for cash
in August 2008 at $0.0003 per share	750,000	750	(500)	-	250

Issuance of common stock for cash
in September 2008 at $0.0333 per share	3,277,500	3,278	105,972	-	109,250

Issuance of common stock for cash
in October 2008 at $0.0333 per share	30,000	30	970	-	1,000

Net loss	-	-	-	(86,909)	(86,909)

Balances - December 31, 2008	5,557,500	5,558	105,442	(86,909)	24,091

Net loss	-	-	-	(27,036)	(27,036)

Balances - December 31, 2009	5,557,500	5,558	105,442	(113,945)	(2,945)

Issuance of common stock for cash
in April 2010 at $0.0167 per share	600,000	600	9,400	-	10,000

Net loss	-	-	-	(26,897)	(26,897)

Balances - September 30, 2010	6,157,500	$6,158	$114,842	$(140,842)	$(19,842)

See accompanying notes to the consolidated financial statements.

MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			June 6, 2008
			(Inception)
	Nine Months Ended		through
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(26,897)	$(20,082)	$(140,842)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization expense	750	750	2,333
Changes in operating assets and liabilities:
Accounts receivable	(1,972)	(1,648)	(4,008)
Accounts payable	10,990	3,951	14,909
Accrued expenses	(2,938)	(8,293)	3,896
NET CASH USED IN OPERATING ACTIVITIES	(20,067)	(25,322)	(123,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Software Reseller Agreement	-	-	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note payable	15,000	-	21,500
Repayment of related party note payable	(8,500)	-	(8,500)
Proceeds received from common stock subscribed	375,000	-	375,000
Proceeds from sale of common stock	10,000	-	121,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	391,500	-	509,000

NET CHANGE IN CASH	371,433	(25,322)	375,288
Cash at beginning of period	3,855	25,349	-
Cash at end of period	$375,288	$27	$375,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$164	$-	$164
Taxes paid	-	-	-

See accompanying notes to the consolidated financial statements.

Multisys Language Solutions, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Multisys Language Solutions, Inc. (a development stage company) (“MLS” or the “Company”) was incorporated on June 6, 2008 in the State of Nevada.  The Company intends to distribute interactive multimedia language education software developed by Strokes International AG., an Austria based software company in the Great China Region including the People’s Republic of China (“PRC”), Hong Kong Special Administrative Region of PRC (“Hong Kong SAR”), Macao Special Administrative Region of PRC (“Macao SAR”) and Taiwan (“Territory”) pursuant to an exclusive Software Reseller Agreement (“Software Reseller Agreement”) via an independent third party software distribution company in the Territory.

Formation of Multisys Acquisitions, Inc.

On June 3, 2010, the Company formed a wholly owned subsidiary, Multisys Acquisitions, Inc. under the laws of the State of Nevada.  For the quarter ending September 30, 2010, Multisys Acquisitions, Inc. was inactive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficit of $27,509 and deficit accumulated during the development stage of $140,842 at September 30, 2010. In addition, the Company incurred a net loss of $26,897 and net cash used in operations of $20,067 for the nine months ended September 30, 2010, with nominal amount of revenues since inception. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

If both the offering and the execution of the Asset Purchase Agreement are not completed by August 31, 2010, all funds held will be returned to the investors in the private placement, and the Option to Purchase Asset Agreement will be void.   The expiration date of the Option to Purchase Asset Agreement and the Option to Purchase Mineral Rights Agreement were extended by both parties to November 15, 2010. The current private placement offering has been extended by the Company’s board of directors to November 15, 2010.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock

On April 16, 2010, the Company sold 600,000 common shares to one individual for $10,000 in cash.

On June 10, 2010, the Company effected a 3 for 1 forward split of its outstanding common stock.  The record date for the stock split was June 24, 2010. Each outstanding share of common stock was converted into three shares. All share and per share amounts herein have been retroactively restated to reflect this stock split.

On June 28, 2010, the Company initiated a private placement of a minimum of 3,000,000 units and a maximum of 5,000,000 units of its restricted common stock at $0.50 per Unit.  Each Unit consists of two shares of common stock and one common stock purchase warrant that is exercisable at $0.50 per share for a period of three years.  No Units will be sold unless the Company receives and accepts subscriptions for at least 3,000,000 Units on or before November 15, 2010.  All subscription funds will be held in a special account pending the closing of a proposed Asset Purchase Agreement between Multisys Acquisition, Inc. and Holms Energy, LLC. (see Note 4).  During the nine months ended September 30, 2010, the Company received subscriptions for an aggregate of $375,000.

Common Stock Options

On June 25, 2010, the Company increased the total common stock, available in the Company's 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares.

As of September 30, 2010, no common stock options have been granted.

Common Stock Warrants:

As of  September 30, 2010, the Company has 300,000 common stock warrants outstanding. The 300,000 warrants are exercisable as of  September 30, 2010, have an exercise price of $0.033 and expire June 11, 2011. No common stock warrants were granted, exercised or cancelled during the nine months ended September 30, 2010.

NOTE 6 – RELATED PARTY TRANSACTIONS

Note payable – officer

On November 9, 2009, the Company borrowed $6,500 from its President, Chief Executive Officer and Director. The note is unsecured, matures May 8, 2010 and bears interest at 6% per annum. On April 2, 2010, the note was repaid in full.

On May 28, 2010, the Company borrowed $15,000 from its President, Chief Executive Officer and Director. The note is unsecured, matures November 23, 2010 and bears interest at 6% per annum. The Company made a partial repayment of $2,000 on June 8, 2010 leaving $13,000 outstanding at September 30, 2010.

Consulting services provided by and compensation booked to officer

Consulting services provided by and compensation booked to the President, Chief Executive Officer and Director were $0 and $6,000 for the nine months ended September 30, 2010 and 2009, respectively.

Free office space from the President, Chief Executive Officer and Director

The Company has been provided office space at no cost by the President, Chief Executive Officer and Director.  The management determined that such cost is nominal and did not recognize rent expense in its consolidated financial statements.

NOTE 7 –SUBSEQUENT EVENTS

On November 1, 2010, the Company sold 140,000 common shares at $0.25 per share or $35,000, with 70,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of the sale, to two accredited investors, one for $10,000 and the other for $25,000.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.

On November 2, 2010, the Company repaid the $13,000 note and accrued interest of $339 owed to its President, Chief Executive Officer and Director.

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

General.

Multisys, a Nevada corporation based in Las Vegas, Nevada, was incorporated on June 6, 2008 for the purpose of distributing interactive multimedia language education software developed by Strokes International AG., an Austria based software company in the Great China Region including the People’s Republic of China, Hong Kong Special Administrative Region of PRC,  Macao Special Administrative Region of PRC, and Taiwan pursuant to an exclusive software reseller agreement via an independent third party software distribution company in the Territory.  We funded our initial working capital needs through a private placement offering of common stock in September 2008 with gross proceeds of $109,250.

Since commencement of operations in 2008, our efforts to date have been principally devoted to organization, initial capitalization, business development, identifying a marketing partner in China, preparing a comprehensive business and operating plan, evaluating, with our exclusive marketing agent in China, the market in China to which to market language education software and supporting the efforts of our exclusive marketing agent in China to distribute and sell software.  Our business has not, however, achieved any significant success.  Since our inception to June 30, 2010, we have only generated approximately $6,012 of revenues from our distribution and sales business, while incurring a loss of approximately $114,481 since inception.

Option on Assets of Holms Energy, LLC

On June 21, 2010, MLS, Multisys Acquisition (a wholly owned subsidiary of MLS), and Holms Energy, LLC entered into an Option to Purchase Assets Agreement, pursuant to which Holms Energy, LLC agreed to grant Multisys Acquisition an option to purchase certain oil and gas production royalty rights on land in North Dakota.  The option terminates on November 15, 2010, as a result of extensions granted to the options that originally expired on August 31, 2010,  These options can be negotiated for further extension if need be by consent of both parties.  To exercise its rights under the Asset Purchase Agreement, Multisys Acquisition must pay Holms Energy, LLC $100,000 and MLS will issue forty million (40,000,000) shares of common stock to Holms Energy, LLC and grant Holms Energy, LLC a 5% overriding royalty on all revenue generated from the gas and oil production royalty rights for ten years purchased from Holms Energy, LLC.

As a result of the issuance of the shares, the members of Holms Energy, LLC will hold a controlling interest in MLS.  The oil and gas production royalty rights to be purchased from Holms Energy, LLC include:  1) oil and gas rights equal to approximately 6%

landowner royalty interest related to approximately 6,000 gross acres and 1,600 net mineral acres of land located in McKenzie County, 8 miles southeast of Williston, North Dakota owned by Holms Energy, LLC;  2) an Option to Purchase the Greenfield Mineral Rights, as described below, entered into between Holms Energy, LLC,  and Rocky and Evenette Greenfield: and 3) the transfer of all right, title and interest in a total of 14 leases, 12 leases with Oasis Petroleum, Inc. (OAS-NYSE), one lease with Diamond Resources, Inc, which was subsequently sold to Brigham Resources, Inc. and one lease with Texon LP.

The option to purchase the oil and gas production royalty rights from Holms Energy, LLC is contingent on the occurrence of the following:  (1)  amendment of the 2008 Stock Option Plan to increase the stock options available in the Plan from 1,000,000 shares to 5,000,000 shares which is described in Proposal number 2 of this Proxy Statement; (2) MLS needs to close its current Regulation D Rule 506 private placement offering of Units(see Note 4), by receiving subscriptions for at least 3,000,000 Units, and at least a minimum $1,500,000 of subscription proceeds (or less if agreed upon and amended by both parties) being held in escrow pending the Holms Energy, LLC option acquisition closing.  Each Unit consists of two shares of Multisys common stock and one three year stock purchase warrant to purchase shares of common stock for $0.50 per Unit.  The closing date of the private placement will be before November 15, 2010, with a possibility of extending by consent of both parties. In the event we are not able to close the minimum offering and the board of directors does not lower or abandon the minimum, the option to purchase the oil and gas rights from Holms Energy, LLC will expire and the investor funds being held in a special account will be returned to the investors, which minimizes risk of loss to new potential investors.  We do not see any other risk involved if the closing does not occur.  We do not know the likelihood of the transaction closing and we cannot assure you that we will have the required $1,500,000 of subscription proceeds in escrow prior to the deadline for exercising the option to purchase the assets from Holms Energy, LLC.

Option on Greenfield Mineral Rights Assets

Holms Energy, LLC entered into an option agreement, dated June 18, 2010, with Rocky and Evenette Greenfield to purchase 2.33% of the oil and gas production (3 out of 100 barrels produced from the Holms Property by any of the Holms Property Lessees) from the Holms property.  After exercise of the option with Holms Energy, LLC, Multisys Acquisition will have the option to purchase the gas and oil production royalty rights from Rocky and Evenette Greenfield for an aggregate of $1,649,000 plus interest as follows:  $400,000 as an initial down payment and installment payments in the amount of $120,000 per year plus interest at 5% per annum for 8 years and a balloon payment in the amount of $299,000.  The Greenfield option terminates on November 15, 2010.  Under the terms of the proposed Asset Purchase Agreement with Holms Energy, LLC pursuant to the option to purchase assets will be exercised, we will undertake to exercise the Greenfield option as soon as practicable after the closing of the Holms option by making the initial payment of $400,000.

Holms Assets

Holms Energy, LLC owns oil and gas rights equal to a 5.66% average landowner royalty interest related to approximately 6,000 gross acres and 1,600 net mineral acres of land located in McKenzie County, 8 miles southeast of Williston, North Dakota (the “Holms Property”).  There are 14 separate and original mineral leases executed between Val M. and Mari P. Holms (the managing members of Holms Energy, LLC) and from two other owners of mineral rights on the Holms Property, Rocky and Evenette Greenfield and Barbara Martin,  pursuant to 14 separate mineral leases granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Brigham Resources, and 3) Texon L.P. (collectively “Holms Property Lessees”) purchased the rights to explore, drill and develop oil and gas on the Holms Property.  Oasis Petroleum, Inc., pursuant to the terms and conditions of the leases are required to drill 9 wells in the Bakken Formation before December 31, 2011 in order to retain the leases and keep them in good standing.  The Holms mineral rights constitute the right to 5.66% of the oil and gas production (6 out of 100 barrels produced from the Holms Property by any of the Holms Property Lessees).  Val M. and Mari P. Holms assigned their Holms Mineral Rights to Toll Reserve Consortium, Inc., who in turn transferred the same rights to Holms Energy, LLC in June 2010, subject to the existing 14 mineral leases granted to the Holms Property Lessees.  This includes the rights to potential oil and gas revenue from production royalties from the surface down to and including the oil shale bearing Bakken Formation, in the event commercial gas and oil is discovered by any of the Holms Property Lessees.  To date no wells have been drilled on the Holms property and no oil and gas production royalty income has been generated.

Royalty

Upon the  closing of  the acquisition of the Holms Energy mineral rights assets and 50% of the Greenfield landowner royalty interest, Multisys will then own an 8.5% average landowner royalty interest, composed of a 5.66% average landowner royalty interest acquired  from the Holms Energy and a 2.83% average landowner royalty interest acquired from the Greenfields.  The landowner royalty interest is the revenue royalty paid by the contracted oil drilling company (Oasis Petroleum for example) on whatever oil and gas revenue they generate from the particular lease.  If Oasis Petroleum generates $100,000 in oil and gas revenue from acreage subject to the Multisys landowner royalty of 8.5%,, Multisys would receive in royalty payments of $8,500.  Pursuant to the 5% overriding royalty interest on all oil and gas revenue received by Multisys from the assets purchased from Holms Energy, Holms

Energy would receive a 5% royalty payment of $425 from Multisys.

Results of Operations

Since Multisys was formed on June 6, 2008, it has earned only $7,692 in revenue and has incurred a net loss of $140,842 for the period from June 6, 2008 (inception) through September 30, 2010.  $4,008 was earned during the nine months ended September 30, 2010 based on the sale of 992 units of the language education software products in China, compared to $1,648 earned for the nine months ended September 30, 2009.

For the period from June 6, 2008 (inception) through September 30, 2010, we incurred $60,000 in distribution and advertising expenses and $5,079 in general and administrative expenses.  The $60,000 in distribution and advertising was paid in September of 2008 to Xiamen, our exclusive marketing agent in China, and we did not have any additional distribution and advertising expenses for the nine months ended September 30, 2009 or the nine months ended September 30, 2010.  Our general and administrative costs decreased slightly from $1,479 for the nine months ended September 30, 2009, to $1,396 for the nine months ended September 30, 2010.  This decrease was attributable to lower banking fees.

The following table provides selected financial data about our company as of September 30, 2010, December 31, 2009, and December 31, 2008.

Balance Sheets Data	September 30, 2010 (Unaudited)	December 31, 2009	December 31, 2008
Cash	$375,288	$3,855	$25,349
Software Reseller Agreement, net	7,667	8,417	9,417

Total assets	$386,963	$14,308	$34,766

Total current liabilities	$406,805	$17,253	$10,675
Stockholders’ equity (deficit)	(19,842)	(2,945)	24,091
Total liabilities and stockholders’ equity (deficit)	$386,963	$14,308	$34,766

Our cash in the bank at September 30, 2010 was $375,288.  $375,000 of this being held within the our special project account and we do not plan to release the funds for company use until all benchmarks are hit in accordance with the Option to Purchase Assets Agreement and Asset Purchase Agreement and the Holms Energy, LLC, acquisition of assets has been entered into upon authorization of majority shareholder vote in support, of which there is no assurance.  Net cash provided by financing activities since June 8, 2008 (inception) through September 30, 2010 was $509,000, from the sale of our common stock, proceeds received for subscriptions under the private placement and a related party note payable.

Net cash used in operating activities for the period from June 6, 2008 (inception) through September 30, 2010, was $123,712.  For the nine months ended September 30, 2010, our total operating expenses were $30,577 as compared to $21,730 for the nine months ended September 30, 2009, which increase is wholly attributable to increased professional fees.  We do not presently expect our expenses to increase or decrease in next twelve months.  Our material financial obligations include our public reporting expenses, transfer agent fees, bank fees, and other recurring fees.

In its report on our December 31, 2009 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the developmental stage and have had revenues of only $7,692 since inception.  For the period from June 8, 2008 (inception) through September 30, 2010, we realized a net loss of $140.842.  Our continuation as a going concern is dependent upon including our ability to raise additional capital and to generate positive cash flows.

Liquidity and Capital Resources.

As of September 30, 2010 we had cash or cash equivalents of $375,288, of which only $288 is available to us for current expenses until such time as our proposed transaction with Holms Energy closes.  Our recent rate of use of cash in our operations over the last nine months has been approximately $3,000 per month.  Subsequent to September 30, 20019, as described in the Note 7

Subsequent Events section of our financial statement notes, the company raised $35,000 through the sale of it securities in two private transactions.  Given this recent rate of use of cash in our operations, unless we incur further debt or raise additional equity capital we do not have sufficient capital to carry on operations past December 2010.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital, generate sufficient revenue, receive loans from the officers on an as needed basis, or enter into a merger or acquisition transaction, we will have to curtail or cease our operations.

Net cash provided by financing activities for the period from June 6, 2008 (inception), through September 30, 2010, was $509,000.  This funding came from 43 investors in an offering of common stock at $0.033 per share totaling $110,250 that ended in October of 2008, $750 from our three officers for common stock at $0.0003 per share, a private common stock sale of 600,000 common shares for $10,000 on April 16, 2010, borrowings of $21,500 on related party notes payable of which $8,500 was paid back, and subscriptions received under the private placement totaling $375,000

On June 28, 2010, we initiated a private placement of a minimum of 3,000,000 units and a maximum of 5,000,000 units of its restricted common stock at $0.50 per Unit.  Each Unit consists of two shares of common stock and one common stock purchase warrant that is exercisable at $.50 per share for a period of three years.  No Units will be sold unless we receive subscriptions for at least 3,000,000 Units on or before November 15, 2010, unless negotiated otherwise by the parties.  All subscription funds will be held in a special account pending the closing of a proposed Asset Purchase Agreement between Multisys Acquisition, Inc., the wholly owned subsidiary of MLS and Holms Energy, LLC.  During the nine months ended September 30, 2010, we received subscriptions totaling $375,000.

We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond December 2010, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we cannot generate sufficient financing or revenues to continue operations, we will suspend or cease operations.

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

 ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer who is also our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010.  Based on that evaluation, our principal executive officer and principal financial officer concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K, Item 9A filed on April 7, 2010 still exist, and therefore our disclosure controls and procedures were not effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

As of September 30, 2010, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

None.

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

Multisys Language Solutions, Inc.

November 12, 2010	By:	/s/ Janelle Edington
Janelle Edington President and Chief Executive Officer (Principal Executive Officer)

November 12, 2010	By:	/s/ Raymond Kuh
Raymond Kuh Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)