Form 10-K
period 2010-12-31
BAKKEN RESOURCES INC
filed 2011-04-15
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-53632

 BAKKEN RESOURCES, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2973652 (I.R.S. employer identification number)
1425 Birch Ave. Suite A; Helena, MT 59601 (Address of principal executive offices and zip code) (406) 442-9444 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2010 is $8,256,875 based on the sale price of the shares in a private placement that closed in December of 2010 at a price of $0.25 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.  The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “BKKN”.

Number of shares outstanding of the issuer’s common stock as of April 15, 2011: 56,317,500 shares

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

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” in this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-K.

PART I

ITEM 1.   BUSINESS.

Our Company

Summary and Background

We own 50% of the mineral rights to approximately 6,000 gross acres of land located about 8 miles southeast of Williston, North Dakota.  These mineral rights currently bear to us an average 8.5% royalty from the oil and gas produced on such land.  The area is part of what is commonly referred to as the Bakken oil shale formation.  Oil shale is a geological sedimentary formation that is typically rich in kerogen, an organic material.  When kerogen is heated or broken down, it releases natural gas and oil.

There are 14 independent executed oil and gas leases with three contracted oil drilling companies on various parcels of land constituting the 6,000 gross acres (and 3,000 net mineral acres) on which we have mineral rights royalty interests.  The contracted oil drilling companies (or Lessees) with whom we are parties in interest pursuant to lease agreements that we acquired rights to in November 2010.  The Lessees include Oasis Petroleum having 11 leases, Continental Resources has 2 leases and 1 lease with Texon L.P.  We have no rights to influence the activities conducted by these Lessees of our mineral rights, but if the Lessees do not accomplish the agreed upon drilling programs within the timeline, they can lose their leases.

The predecessor to our company was incorporated on June 6, 2008, under the laws of the State of Nevada,  under the name Multisys Language Solutions, Inc., or MLS.  MLS was organized to distribute interactive multimedia language education software developed by Strokes International AG., an Austria based software company in the greater China region, pursuant to an exclusive Software Reseller Agreement via an independent third party software distribution company in the territory.    In pursuing that business, MLS from inception to December 31, 2010,  generated minimal revenues.

As our predecessor was  unable to develop the interactive multimedia language education business into a financially viable business, the board of directors decided to redirect its business and to acquire oil and gas rights via an option to purchase certain oil and gas rights from Holms Energy, LLC, a private Nevada company.  On June 11, 2010, MLS and Multisys Acquisition, Inc., its wholly-owned Nevada subsidiary, entered into an Option to Purchase Assets Agreement with Holms Energy, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to purchase certain oil and gas production royalty rights on land in North Dakota.  On November 26, 2010 MLS exercised this option by paying  Holms Energy $100,000, issuing forty million (40,000,000) shares of common stock to them, and granting them a 5% overriding royalty on all gross revenue generated from the Company's gas and oil production royalty revenues.  Subsequent to the closing of the Asset Purchase Agreement with Holms Energy, on December 10, 2010, MLS changed its name to Bakken Resources, Inc.  These transactions and the resulting change of control are described below under Acquisition of Assets.

Description of Oil Leases and Oil Production

There are 14 oil and gas leases with three different oil companies with Oasis Petroleum having 11 leases, Continental Resources 2 leases and 1 lease with Texon L.P.  The 14 independent executed oil leases cover various parcels of land in the same general  region..  Our lease agreements typically stipulate that the original three mineral owners, on a collective basis will receive a 17% production royalty, or 5.66% each.  Val M. Holms and his spouse, Mari P. Holms, owned 5.66% until BRI acquired all royalty rights relating to the leases previously held by Holms Energy. Rocky Greenfield and Evenette Greenfield  owned 5.66% and now own 2.83% after the Company acquired the 2.83% from Holms Energy.  A private third party continues to own the other 5.66%. The leases have lease periods of between 3 and 8 years with starting dates from March 2003 to December 2009.  All but three of the leases have landowner royalties payable by the oil company lessees on gross proceeds from oil and gas production of 17%, with each of the three landowners having rights to 5.66% of the royalty.  The following table describes in general a representative sample of the leases held by the Company.

DESCRIPTION OF CERTAIN PROPERTY AND LEASES

Legal	Lease	Gross	Net	Original	Current	Total Landowner Royalty	Holms Royalty
Description	Period	Acres	Acres	Leasee	Leasee	Percentage	Percentage
151N, R100W, Section 6: Lots 2(40.00),3(40.00), SE4NW4, SW4NE4	7/29/08-7/29/13	1203.1	354.37	Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec 8: NW4NW4, S2NW4, SW4, S2SE4, NE4NE4	"			Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec 9: Lots 1(21.20), 2(26.60), 3(42.10), 4(43.00), SW4NW4, SW4, S2SE4	"			Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec 10: Lots 2(18.80),3(17.20),4(34.20), S2SW4	"			Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec 15: NE4NW4	"			Empire Oil	Oasis Petroleum	17%	5.666%
152N, R101W, Sec 1: SE4SE4	"			Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec 5: SWSW	7/14/08-7/14/13	193.38	63.54	Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec 6: Lot 14(33.38) S2SE, SESW	"			Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec 7: Lot 1(33.53), Lot 2(33.55), E2NW4, NE4	3/1/05-3/1/12	307.08	102.36	Sundance	Oasis Petroleum	17.5%	5.666%
152N, R100W, Sec 17: All plus all accretions and riparian rights thereto	9/9/03-9/9/11	2227.22	491.81	Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec:7: Lots 3(33.63), 4(33.59), E2SW, SE Plus all accretions and riparian rights thereto	“			Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec 20 All	"			Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec 21 All	"			Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec 18: Lot 1(33.63), NENW, N2NE	5/21/09-5/21/12	393.63	102.67	Empire Oil	Oasis Petroleum	17%	5.666%
152N, R101W, Sec 13: N2NE, NW	"			Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec 22: W2, SE4	1/19/05-1/19/12	480	117.62	Armstrong	Oasis Petroleum	17.5%	5.833%
152N, R100W, Sec 23: W2SW	7/14/08-7/14/11	80	19.63	Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W Sec 29: NE, N2NW	11/24/04-11/24/11	800	83.92	Empire Oil	Oasis Petroleum	17%	5.666%
152N, R101W, Sec 25: NWNE, S2NE, N2NW, SENW, NESW, N2SE, SESE	"			Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec 31: Lot 1(34.43), 2(34.49), 3(34.55), 4(34.61), E2W2, E2	7/14/08-6/10/12	858.08	167.11	Empire Oil	Oasis Petroleum	17%	5.666%
152N, R100W, Sec 32: W2W2, SENW, NESW	"			Empire Oil	Oasis Petroleum	17%	5.666%

The column “Total Royalty Percentage” is the total royalty to be paid out by the relevant oil company from the revenue of a particular lease.  “The Greenfield Percentage to BRI” column represents 50% of the Greenfield landowner royalty interest that has been acquired by BRI, which is paid out as a percentage in royalty of total oil and gas revenue.  The “Holms Percentage” column is the Holms Energy landowner royalty interest that BRI acquired as a percentage in royalty of total revenue.  The “TOTAL to BRI” is the combined interest to be acquired by BRI composed of the 50% of the Greenfield landowner royalty interest and 100% of the Holms Energy landowner royalty interest.

The landowner royalty interest is the revenue royalty paid by the contracted oil drilling company (Oasis Petroleum for example) on whatever oil and gas revenue they generate from the particular lease.  If Oasis Petroleum generates $100,000 in oil and gas revenue from acreage subject to the BRI landowner royalty of 8.5%, BRI would receive in royalty payments of $8,500.  Pursuant to the 5% overriding royalty interest on all oil and gas revenue received by BRI from the assets purchased from Holms Energy for ten years (measured from the date of purchase), Holms Energy would receive a 5% royalty payment of $425 from BRI.

The leases with Oasis Petroleum do not specify which geological formation must be drilled, but they are specific to oil and gas hydrocarbon drilling.  The Description of Property and Leases table above denotes which leases have mandatory drilling requirements.  Oasis Petroleum, Inc., pursuant to the terms and conditions of the leases, is required to drill nine wells before December 31, 2011 in order to retain the leases and keep them in good standing.  The leases do not impose any performance criteria on the Lessees except the date that well is required to be drilled.  We have no control over any operating decisions made by Oasis as it related to; 1)  which formation it will drill;  2) levels at which the well will be produced; 3) who Oasis uses as contractor for drilling and completing wells; 4) who Oasis sells the oil and gas to; or 5) any influence on any aspect of recovery.  If the nine wells are not completed timely or if only a portion of the nine wells are completed and in compliance with the terms of the leases, we have only three options: 1) we can agree to grant an extension; 2) we can renegotiate the terms of the existing leases; or 3) we can legally terminate the leases.

Once a well is drilled and production established, of which there is no assurance, the well is considered “held by production,” meaning the lease continues as long as oil is being produced.  Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production.  All of our mineral rights and ownership in leases acquired from Holms Energy remain in good standing pursuant to the terms and conditions of the existing leases with the Lessees.  We believe that given the pace of drilling in the recent period there should be no instances in which the drilling obligations of the Lessees pertaining to our leases will not be completed on a timely basis.  We believe that the Lessees will be able to accomplish their goals related to the terms and condition of the leases granted to them.

To date one well has been drilled, fracked and completed in the Bakken Formation on the Holms Property and no oil and gas production royalty income has been generated from the Bakken Formation on the Holms Property.  We do not and will not own any physical real estate.  All of our mineral rights that comprise our acreage positions are established using industry-standard terms that have been established and engrained in the oil and gas industry for many years.  The leases were originally granted by Val M. and Mari Holms.  Val M. Holms is currently the largest shareholder  of BRI.

Oasis Petroleum, Inc. has received approval for seven spacing units to drill wells in the Bakken Formation that encompass part of Holms’ Property.  BRI owns an average 8.5% royalty on all oil and gas produced on the 3,000 net mineral acres.  We believe that we are able to create value via strategic acreage acquisitions and convert that value, or portion thereof, into production by utilizing and investing with experienced industry partners specializing in the specific areas of interest.

Pursuant to the North Dakota Oil and Gas Commission, long lateral deep horizontal multi-stage fracking wells in the Bakken Formation must be permitted in spacing unit of not less than 640 acres (one section), up to 1280 acres (two sections), with some exceptions.  The spacing units have to be approved and permitted in advance of drilling by the North Dakota Oil and Gas Commission.  When a horizontal well is drilled in the area where the subject property is located, they typically drill down about 9,500 vertical feet and then utilize a downhole directional drilling tool to flatten the hole to 90 degrees and drill horizontally down the oil and gas producing formation.  Horizontal directional drilling provides more contact area to the oil bearing formation than a typical vertical well.  This method of drilling together with fracking is referred to as an enhanced oil recovery method.

Some of our acreage is subject to joint venture and drilling agreements between Oasis Petroleum, Inc. and Continental Resources, Inc.  Oasis and Continental filed jointly for and were granted approval for one spacing unit and Oasis Petroleum, Inc. received approval for six allowances by the North Dakota Oil and Gas Commission to drill eight wells in the Bakken Formation, which a portion of the Holms Property has been included in each of the eight approved spacing units.

Acquisition of Assets

On June 11, 2010, Multisys Language Solutions, Inc. or MLS, Multisys Acquisition, and Holms Energy, LLC entered into an Option to Purchase Assets Agreement, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to exercise an Asset Purchase Agreement to assign all right, title, and interest of specific Holms Energy owned oil and gas mineral rights to Multisys Acquisition,.  On November 26, 2010, MLS completed an initial closing of a private placement in the amount of $1,545,000 that issued 6,180,000 shares at $0.25 per share and 3,090,000 three-year warrants exercisable for 3,090,000 shares at $.50 per share, callable at $0.01 per share at any time after November 26, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more,.  We concurrently exercised the option with Holms Energy and executed an Asset Purchase Agreement by and between MLS, Holms Energy, and Multisys Acquisition in order to acquire certain interests in mineral rights and assets from Holms Energy.  The option was exercised on November 26, 2010 and the Asset Purchase Agreement was entered into on November 26, 2010 by paying the consideration to Holms Energy detailed in the Asset Purchase Agreement.  Under the Asset Purchase Agreement, Multisys Acquisition paid Holms Energy $100,000, issued Holms Energy 40,000,000 shares of restricted common stock, and granted to Holms Energy a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing.  With the issuance of the 40,000,000 shares to the Holms Energy members, they own a controlling interest in BRI.  Holms Energy disbursed 40,000,000 shares to its members on a ratable ownership basis as a dividend to members.

The Asset Purchase Agreement related to the acquisition of:  1) certain Holms Energy mineral rights in oil and gas rights on approximately 6,000 gross acres and 3,000 net mineral acres of land located in McKenzie County, 8 miles southeast of Williston, North Dakota (the “Holms Property”); 2) potential production royalty income from wells to be drilled on the property whose oil and gas mineral rights are owned by Holms Energy; and 3) the transfer of all right, title and interest to an

Option to Purchase the Greenfield mineral rights entered into between Holms Energy and Rocky and Evenette Greenfield dated June 18, 2010 related to purchasing additional oil and gas mineral rights and production royalty income on the Holms Property for One Million Six Hundred Forty Nine Thousand ($1,649,000) Dollars (the “Greenfield Option”) (altogether the “Asset Acquisition’).  The Greenfield Option was subsequently exercised by Holms Energy on November 12, 2010, and those Greenfield mineral rights were acquired by Multisys Acquisition through the Asset Purchase Agreement with Holms Energy.  Holms Energy exercised the Greenfield option and executed the Asset Purchase Agreement on the Greenfield mineral rights on November 12, 2010 using $385,000 of a $485,000 one month non-interest bearing loan from BRI to complete the initial payment of $400,000, of which $15,000 was already paid by Holms Energy.  The purchase price of the Greenfield mineral rights under the agreement with Holms Energy was an aggregate of $1,649,000 plus interest as follows:  an initial payment of $400,000; installment payments in the amount of $30,000 per quarter plus interest at 5% per annum for 8 years;and a balloon payment in the amount of $289,000.  The collateral for the loan was the Greenfield mineral rights.  Under the terms of the loan from BRI to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan.  The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between BRI and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven.  In conjunction with the exercise of the option and execution of the Asset Purchase Agreement with Holms Energy, Multisys Acquisition acquired the rights to the Asset Purchase Agreement between Holms Energy and the Greenfields and therefore purchased the gas and oil production royalty rights of Rocky and Evenette Greenfield

Change of Control of Bakken Resources, Inc.

After the closing of the Asset Purchase Agreement on November 26, 2010 which involved, in part, the issuance of 40 million (40,000,000) shares of BRI common stock to Holms Energy.  Holms Energy subsequently declared a special dividend distribution of such 40 million shares to its members.  The members of Holms Energy beneficially held in aggregate approximately 76.2% of the outstanding shares of common stock of Multisys Language Solutions after the closing of the Asset Purchase Agreement on November 26, 2010.  After the closing of the transaction, based on an informal agreement in place, the current directors of MLS appointed the nominees designated by Holms Energy, LLC as members of the board of directors of MLS on December 1, 2010.  Subsequently, the current officers and directors of MLS resigned their positions, clearing the way for the appointment of new executive officers by the new board of directors of MLS.  Pursuant to the authorization from MLS stockholders for the amendment of the articles of incorporation of MLS at a special meeting of stockholders, MLS changed its corporate name from Multisys Language Solutions, Inc. to Bakken Resources, Inc. on December 10, 2010 to reflect its new business focus.

Operations

We plan to structure our operations in such a way as to keep our capital expenditures and administrative expenses to a minimum.  Overhead and staff will be kept to a minimum and the majority of operational duties will be outsourced to consultants and independent contractors.  We currently have two full-time employees, and we expect to eventually hire one to three more employees, commensurate with the development of our business.  We believe that most operational responsibilities can be handled by the officers and directors, and through the working partnerships of other consultants.  Two of our officers entered employment agreements with our company on February 1, 2011, and draw salaries, Val M. Holms, our President and CEO, draws $15,000 per month, and Karen Midtlyng, our Secretary, draws $6,000 per month.  Our other officers and directors may be retained on an as needed basis and will be paid an hourly rate to be determined by the Board and reimbursed any out of pocket expenses.

Our offices are located at: 1425 Birch Ave., Suite A, Helena, MT 59601.  Our phone number is (406) 442-9444.

Business Strategy

We plan to focus on evolving into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties.  We plan to initially focus our activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.  No revenue has been generated to date from these oil and gas rights.  Per our business plan and strategy, we have pursued relationships to gather information on future potential oil and gas drilling projects and explored and contemplated possible joint partnerships in other drilling programs, but until we receive revenue from our royalty rights, we are not able to fund new drilling programs or acquire other mineral rights.  Our business plan and the future actions are greatly dependent upon revenue received from our current royalty assets, which may or may not produce significant revenue for us.  If there is no oil and gas of commercial quantity discovered on the subject property, the company will most likely become insolvent or be required to attempt to acquire a private company with revenue.

If revenues from our oil and gas mineral rights royalties do develop, of which there is no assurance, our management (which could include outside consultants could undertake a program of developing relationships with operators in the U.S. that seek outside capital for drilling programs.  In this regard, it is well known that there are many investment opportunities available through various oil and gas funds seeking investors as well as private operators that syndicate drilling programs.  Our Chief Executive Officer  has been in the oil and gas industry for over 30 years and has a network of associates in the industry who may have information related potential exploration projects and private operating companies that offer working interest investments to third party investors.  As it relates to a sustainable business, if the wells are successfully drilled in the Bakken formation, this will help ensure a revenue stream for a minimum of six years, which is based on the life of other similar wells in the immediate area that are producing from the same geologic formation.

On January 14, 2011, we acquired all the issued shares of a Nevada corporation by the name of BR Metals Corporation (“BRM”) which was owned by our President, Val Holms.  BRM then became a wholly owned subsidiary of the Company.  This subsidiary will engage in the business of identifying, screening, evaluation, and acquiring precious metals properties in the Western United States.  We loaned BRM $29,600 on January 18, 2011, for a period of 90 days with an interest rate of 6% per annum (currently under a month extension).  We purchased 20,400,000 shares of common stock from Val Holms for $20,400 on January 18, 2011, which represents all the shares that are outstanding at this time.  BRM has begun identifying and evaluating possible properties to acquire and will do so if the contemplated business strategy is determined by us to be financially viable to our business.

Geology

The geological formation, as well as many other criteria, determines the production level of any commercial wells, which impact the potential future royalty revenue, if any.  The following profile of the Williston Basin gives an idea as to the value of our mineral assets.  Our 14 leases are in a geographic area known as the Williston Basin, which is a large intracratonic sedimentary basin in eastern Montana, western North and South Dakota and southern Saskatchewan known for its rich deposits of petroleum and potash.  The basin is a geologic structural basin but not a topographic depression; it is transected by the Missouri River. The oval-shaped depression extends approximately 475 miles (764 km) north-south and 300 miles (480 km) east-west.  The map below shows the general location of the Bakken Formation (not intended to show or represent the location of any oil fields).

Regina
Bakken Shale
NORTH DAKOTA
Bismark
MONTANA
Billings
Williston Basin
SOUTH DAKOTA
WYOMING

The Bakken Formation is an oil-bearing stratum covering parts of Montana, North Dakota, and Saskatchewan.  Oil was first produced from the Bakken more than 50 years ago. Production was mainly from a few vertical wells until the 1980’s when horizontal or directional drilling technology became available.  Only recently after the intensive application of horizontal wells combined with hydraulic fracturing technology did production really accelerate.  The Bakken is one of many hydrocarbon producing formations in the Williston Basin, a sedimentary basin covering parts of three states and two provinces.  The total layer of sediments in the basin can be up to 15,000 ft. thick, and within that, the Bakken itself reaches a maximum of 150 feet. According to the United States Geological Survey (USGS) in a release dated April 10, 2008, North Dakota and Montana have an estimated 3.0 to 4.3 billion barrels of undiscovered, technically recoverable oil in an area known as the Bakken Formation. The USGS report goes on to further state that the Bakken Formation estimate is larger than all other current USGS oil assessments of the lower 48 states and is the largest "continuous" oil accumulation ever assessed by the USGS. A "continuous" oil accumulation means that the oil resource is dispersed throughout a geologic formation rather than existing as discrete, localized occurrences. In April 2008 a report from the State of North Dakota estimated that of the 167 billion barrels of oil in place in the North Dakota portion of the Bakken Formation, 2.1 billion barrels were technically recoverable at that time.  Technically recoverable oil must also be contrasted with economically recoverable oil meaning the amount of producible reserves of oil that will give a reasonable return on investment.  The volume of economically recoverable reserves will change as oil price, cost of wells and other factors vary.  The number of wells drilled in the North Dakota Bakken jumped from 300 in 2006 to 457 in 2007 and oil production increased 229% from 2.2 million barrels to 7.4 million barrels in 2007.

Isopach map, total Middle Member, Bakken Formation.  The Holms Property is located in the immediate area at the tip of the arrow originating from the 60 feet Isopach Interval.

The Bakken Shale in the Williston Basin is over 11,000 ft. deep at the center of the formation and rises to 3,100 ft. on the edges of the basin.  The Bakken Formation is composed of three distinct members.  The first layer averages twenty three feet in depth and consists of blackish marine shale.  The second member runs from 30 ft. to 80 ft. and composed of interbedded limestone, siltstone, sandstone and dolomite.  The bottom member is a dark black marine shale that averages 10 ft. to 30 ft. in thickness.  All three formations that make up the Bakken are rich in an organic material called Kerogen.  When Kerogen is heated (thermogenic processes) or broken down by organic means (biogenic processes), natural gas and oil are created.  The Bakken Formation is capped by a very thick limestone formation called the Lodgepole.  It is because of this limestone cap that there is so much gas and oil trapped in the shale horizons.  The Bakken Formation is what is considered a thermally mature deposit and the oil from the Bakken has a 41 specific gravity and is deemed to be commercially high grade crude oil.

Horizontal Drilling

Horizontal or directional drilling has revolutionized the way the oil and gas wells are being drilled in the Williston Basin.  The reason that horizontal drilling is changing the oil and gas business is that a well drilled horizontally through a formation that contains oil and gas should produce many more times that of a vertical well.  A vertical well will only penetrate a limited area of the productive zone, whereas a well drilled horizontally may penetrate up to 10,000’ of the zone.  This also means that previously tight shale formations such as the Bakken Formation can result in prolific production.

The Bakken Formation has poor porosity which reduces the ability of the gas and oil to flow out of this horizon.  Recently, horizontal drilling of lateral holes combined with hydraulic fracturing (“fracking”) has resulted in substantial production from thick formations that have poor porosity.  It should be noted, however, that porosity and the permeability of the oil shale rock can vary widely and unpredictably over short distances, thus dry wells can be found next to prolific wells with little explanation geologically.

Fracking is a procedure whereby packers (plugs) are set every 250’ to 300’ and up to ten 2,000 horsepower hydraulic pumps deliver high pressure fluids that contain a high percentage of round ceramic beads and sand are utilized as proppants and keep the fissures and fractures open along the bedding-planes that are created by the high pressure fluids.  The fissures and channels created by the high pressure fluid and held open by the ceramic beads that are left behind; provide a pathway to allow the gas and oil to flow into the drill hole.

Two new technologies are currently being used to enhance horizontal drilling: 1) log while drilling (LWD); and 2) drill string radar (DST).  LWD uses long sensors which read gamma radiation given off by the formation, which provides real time information to the drillers and this information is gathered and assists drillers to drill in the optimum sections of the formation.  DST provides information to the driller on the surface as to what direction, angle and depth the well is being drilled.  The combination of the two technologies greatly assists keeping the drill bit in the optimum location within the Bakken Formation.

Example of Horizontal Drilling

Location of Mineral Rights Acquired by BRI

                                                     TOWNSHIP 151 NORTH, RANGE 100 WEST

Section 5:

 Lots 3,4, S1/2 NW, SWNE, S1/2 SE, W1/2 SE

Section 6:

 Lots 2, 3; SW1/4 NE1/4, SE1/4, NWI/4, NW1/4 SE1/4, SE1/4, SE1/4

                                                     TOWNSHIP 152 NORTH, RANGE 100 WEST

Section 5:

SW1/4 SW1/4

Section 6:

S1/2 SE1/4, SE1/4 SW1/4, SENW; Lots 2,3,14,

Section 7:

Lots 1,2,3,4; E1/2SW1/4, E1/2, E1/2NW1/4

Section 8:

SE 1/4 SE 1/4, SW1/4, W1/2NWl/4,SE 1/4NW1/4, SW1/4SE1/4

Section 9:

Lots 1,2,3,4; SW 1/4NW1/4, NE 1/4SW1/4, SW1/4SE 1/4,

Sl/2SW1/4, NW1/4SWl/4, SE1/4 SE1/4

Section 10:

Lots 2, 3,4; S 1/2 SW1/4

Section 15:

NE 1/4 NW1/4

Section 17:

NE 1/4, E1/2 NW1/4, NW1/4 NW1/4, N1/2SW1/4 NW1/4, SE

1/4, E1/2 SW1/4, S1/2 SW1/4, NW1/4, W1/2 SW1/4

Section 18:

N1/2 NE1/4, NE1/4 NW1/4, Lot 1

Section 20:

All

Section 21:

All

Section 22:

W /2 W1/2, SE1/4 SW1/4, NE1/4 SE1/4, S1/2, SE1/4, NE1/4

SW1/4 NW1/4 SE1/4, E1/2NWl/4

Section 23:

W1/2SWl/4

Section 29:

NE1/4, N1/2NW1/4

Section 30:

Lots 3,4; El/2SWl/4, W1/2SE 1/4

Section 31:

Lots 1,2,3,4; E1/2W1/2, E1/2

Section 32:

SE 1/4NW1/4, W1/2W1/2, NE 1/4SW ¼

                                                   TOWNSHIP 152 NORTH, RANGE 101 WEST

Section 1:

SE 1/4SE 1/4

Section 12:

SE1/4NE1/4, E1/2SE1/4, NE1/4NE1/4

Section 13:

N1/2NE1/4, NW1/4

Section 24:

SW1/4

Section 25:

NW 1/4NE 1/4, S1/2NE 1/4, N1/2NW 1/4, SE1/4NW1/4, NE 1/4SW

1/4, N1/2SE1/4, SE1/4SE1/4

Section 26:

SE 1/4

Section 35:

NE 1/4NE 1/4, S1/2NE 1/4, SE 1/4NW1/4, E1/2 NE, SWNE, SENW

N 101W
152N 100W
152N
CAMP
POE
N 101W
151N 100W
151N

Mineral rights locations designated in yellow above.

(Note:  Blue Dot in the Middle of the Map Represents a Commercial

Horizontal Bakken Well Drilled in May of 2010 by Oasis Energy, Inc.)

Leaseholds

Currently, we own 50% of 6,000 +/- acres of total net leasehold in Williston Basin, ND.  Of these leaseholds, all acres are undeveloped.

Reserves

We are unable to accurately estimate reserves until production comes on line, of which there is no assurance.

Production

As disclosed by us in our Form 8-K and 8-K/A dated March 23, 2011 and March 24, 2011 respectively, we verified that Continental Resources, Inc., one of the oil companies operating under oil and gas leases in which we have royalty interests, had completed and was producing oil and gas from the Missoula #1-21H well, located in SE1/4 of the SE 1/4, Section 21, Township 152 North; Range 100 West (file number 19578), located in the Rough Rider District, McKenzie County, North Dakota.  No additional information is available at this time.

Well Data

Operators on our leased properties have drilled three wells to date.

Purpose of the Holms Energy Transaction

Predecessor management and Board members of the Company evaluated the merits of the transaction with Holms Energy and deemed the transaction to be acceptable and in the best interest of the Company.  Consequently, the predecessor Board recommended  and approved the transactions with Holms Energy.  Some factors that impacted the decision to enter into the transactions with Holms Energy included:

•

The attractiveness of the business opportunity with Holms Energy: While none of the members of our board of directors have any experience in the oil and gas business, there was significant evidence and data provided to the members of the board by Holms Energy that a credible opportunity existed that  substantial oil and gas reserves could exist on the subject properties.  The predecessor Board was presented with  facts that there are a number of viable commercial wells in the immediate vicinity of the Holms property and on seismic studies confirming the presence of the Bakken Formation underlying the property conducted by the North Dakota Geological Survey.

•

The reputation of the well operator: Another factor considered by the predecessor Board was that the majority of Holms Energy properties were leased to Oasis Petroleum, a well respected exploration company that specializes in drilling programs in the Bakken formation and who is listed on the New York Stock Exchange under the stock symbol OAS-NYSE, and that Oasis Petroleum was under contract to drill a minimum of nine wells before the end of 2011.

•

The revenue model presented by Holms Energy: Our prior Board evaluated the economic impact to the Company  if only a small portion of these wells were commercially viable.  It was the opinion of the board of directors, that a minority interest in a company that received a royalty interest revenue from just one commercial oil well out of nine or more possible wells exceeded the potential from any sales and marketing program in the Company's existing operations.

•

Prospects of the Company's existing business: The Company's then existing line of business had not generated meaningful revenues and the Company was not successful in generating any interest in securing additional funding to supporting additional sales and marketing efforts of its language software in China.

In summary, the predecessor Board, in the exercise of its business judgment after an evaluation of the options available to the Company, deemed the transaction with Holms Energy to be the best option  for the Company and its shareholders.

Governmental Regulations

The Holms Property Lessees’ operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole.  These rules, regulations and limitations can indirectly impact Bakken.

Regulation of Oil and Natural Gas Production. Oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies.  For example, the state of North Dakota requires permits for exploration drilling, operation of commercial wells, submission of several reports concerning operations of wells and imposes other requirements relating to the production of oil and natural gas.  North Dakota also has statutes and regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.  Failure to comply with any such rules and regulations by the Holms Property Lessees and could result in substantial penalties.  The regulatory burden on the oil and gas industry will most likely increase the cost of doing business and may affect our potential for profitability.  Although we believe that our Lessee will stay in compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.  Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health.  The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.  These laws and regulations may:

▪	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
▪	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
▪	impose substantial liabilities for pollution resulting from its operations.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities.  Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both.  In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on BRI, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites.  It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance.  Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products.  In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species.  Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat.  ESA provides for criminal penalties for willful violations of the Act.  Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act.  Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject BRI to significant expenses to modify our operations or could force BRI to discontinue certain operations altogether.

Competition

The oil and natural gas industry is intensely competitive, and we compete with numerous other oil and gas exploration and production companies who may also be seeking oil well operators for leasehold interests.  Many of these companies have substantially greater resources than we have.  Not only do they explore for and produce oil and natural gas, but many also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis.  The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties.  They may also have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

Our larger or integrated competitors may have the resources to be better able to absorb the burden of existing, and any changes to federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position.  Our ability to discover reserves and acquire additional properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.  In addition, we may be at a disadvantage in producing oil and natural gas properties and bidding for exploratory prospects, because we have fewer financial and human resources than other companies in our industry.  Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

Marketing and Customers

The market for oil and natural gas that we will produce depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation.  The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our production royalties derived from oil and gas production from the former Holms Property are expected to be sold by the Holms Property Lessees at prices tied to the spot oil markets.  If any gas is produced from wells drilled on property that we own the mineral rights will have limited market value because there are limited gas gathering lines available in the immediate area and only a percentage of gas produce will be purchased.  We will be required to rely on the Holms Property Lessees to market and sell any future gas production.

Employees

We currently have two full-time employees; Val Holms, President and Chief Executive Officer; and Karen Midtlyng, Secretary and Director.  Our newly appointed executives are expected to enter into employment agreements in the near future.  The former Chief Financial Officer, Kent L. Jensen, was designated by the Board of Directors to be the Treasurer and CFO of BRI.  Effective December 27, 2010, Kent L. Jensen resigned as a Director, Treasurer, and Chief Financial Officer.  There were no disagreements between the resigning officer and director and any of our remaining officers or directors regarding the operations, policies, or practices of our company.  Effective December 27, 2010, two of our existing officers were appointed to new offices; Val M. Holms was appointed as Interim Chief Financial Officer and Karen S. Midtlyng was appointed Interim Treasurer by the Board of Directors and Herman R. Landeis was subsequently appointed Chief Financial Officer and Treasurer on January 4, 2011, thereby replacing Mr. Holms and Ms. Midtlyng who held such offices on an interim basis.  BRI will employ a number of outside consultants on an as needed basis and execute private consulting agreements with these outside consultants.  As drilling production activities continue to increase by our Lessees, and if revenue from production royalties develops as anticipated and increases, we may hire additional technical, operational or administrative personnel as appropriate.  We are using and will continue to use the services of independent consultants and contractors to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  Any of the factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, of which we are not yet aware, or that we currently consider to be immaterial may also impair our business operations.

Risks Associated with Our Business

We are a reorganized start-up company and we expect losses in the future because we have generated minimal revenue to date.

We are a reorganized company engaging in a new and different business.  Our newly reorganized business is still deemed to be a start-up company that has generated very limited other income in the amount of $3,684 since its inception.  We expect to incur significant operating losses for the foreseeable future, since we have earned minimal other income to offset the expenses associated in executing our business plan.  There can be no assurance that we will be able to generate substantial royalty income from our mineral rights property or that we will be able to invest in new business ventures in the future that will generate revenues or that any revenues generated will be sufficient for us to cover our expenses or become profitable or thereafter maintain profitability.

Our current business model relies exclusively on uncertain future royalty payments as a source of future revenue.  We have no influence on the activities conducted by the Holms Property Lessees with regards to the exploitation of mineral rights owned by the company.

Our current business model relates to the potential generation of revenue from royalties tied to certain leases..  These leases have been granted to experienced exploration and operating companies, both of whom have prior experience in drilling deep lateral multi-fracture horizontal wells.  Until such time as wells are drilled on property where the Company owns mineral rights; any future income will be uncertain.  Pursuant to the terms and conditions of the leases, we have no influence with regard to when the drilling will be undertaken, no decision making ability as to the location of any future wells and no influence as to the rate the wells are produced, if the operators are successful, of which there is no assurance.  In the event the two lessees fail to meet their drilling commitment, the company has only three options: 1) it can agree to grant an extension; 2) it can renegotiate the terms of the existing leases; or 3) it can legally terminate the leases.

We may be unable to obtain additional capital or generate significant production royalty income that we will require to implement our business plan, which could restrict our ability to grow.

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the potential of production royalty revenues generated from our oil and gas mineral rights properties, of which there is no assurance, may not be sufficient to fund both our continuing operations and our planned growth.  We may require additional capital to continue to operate our business beyond the initial phase of development and to further expand our exploration and development programs to additional properties.  We may be unable to obtain additional capital, and if we are able to secure additional capital, it may not be pursuant to terms deemed to be favorable to BRI and its shareholders.

Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) may require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations going forward beyond twelve months from now.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders.  This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain financing may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a significant demonstrated operating history, production royalty revenue from our mineral rights property, currently our only oil and natural gas property and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management.  Further, if oil and/or natural gas prices on the commodities markets decline, our revenues from the anticipated royalties will decrease and such decreased revenues may increase our requirements for capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes, which may adversely impact our financial condition.

Given our lack of oil and gas royalty revenues to date, our ability to make payments of approximately $400,000 per year that we are obligated to make under purchase agreements, leases and employments agreements are uncertain over the next several years.

Under the terms of the Asset Purchase Agreement with Holms Energy, we are obligated to make payments of $120,000 per year to Rocky and Evenette Greenfield under their Asset Purchase Agreement with Holms Energy to complete our purchase of mineral rights royalty interests from them.  Under employment agreements with our President and Chief Executive Officer Val Holms and with our Secretary, Karen Midtlyng we are obligated to make salary payments of $180,000 per year and $72,000 per year, respectively.  In addition we are obligated to pay an average of $24,000 per year over five years for our office space under the terms of a lease agreement.  Given our lack of oil and gas revenue to date such payments will have to paid from the proceeds of private placements.

Under the terms of the lease agreements with our contract oil drilling company leaseholders or Lessees, we have very little control over the number of wells that our Lessees choose to drill on our mineral rights properties and how much production they generate

Our current business model relates to the potential generation of revenue from royalties tied to certain leases on property covered in part by mineral rights owned by us.  These leases have been granted to Lessees who are experienced exploration and operating oil companies, who have prior experience in drilling deep lateral multi-fracture horizontal wells.  Until such time as wells are drilled on property where we own mineral rights; any future income will be uncertain.  Pursuant to the terms and conditions of the leases, we have no influence with regard to when the drilling will be undertaken, no decision making ability as to the location of any future wells and no influence as to the rate the wells are produced, if the operators are successful, of which there is no assurance

We have no previous operating history in the oil and gas industry, which may raise substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history.  Our business operations must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a business in the oil and natural gas industries.  We have not generated any oil and gas revenues to date and there is only one producing well to our knowledge on our newly acquired mineral rights property.  There is nothing at this time on which to base an assumption that our business operations will prove to be successful in the long-term.  Our future operating results will depend on many factors, including:

▪	our ability to raise adequate working capital;
▪	success of the development and exploration program conducted by the oil company Lessees operating on our property;
▪	demand for natural gas and oil;
▪	the level of our competition;
▪	our ability to attract and maintain key management and employees; and
▪

the ability of the of the oil company Lessees to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

To achieve profitable operations in the future, we are primarily dependent upon the oil company Lessees to successfully execute on the factors stated above, along with continuing to develop strategies and relationships to enhance our revenue by financially participating and investing in various drilling programs with third parties.  Despite their best efforts, our Lessees may not be successful in their exploration or development efforts or obtain required regulatory approvals on the property where BRI is entitled to a production royalty.  There is a possibility that some, or most, of the wells to be drilled on the our mineral rights properties may never produce natural gas or oil.

We are highly dependent on our current officers and directors.

Val M. Holms is our Chief Executive Officer, President, and a director.  The loss of Mr. Holms, upon whose knowledge, leadership, and technical expertise we shall be relying on in the future, would harm our ability to execute our new business plan.

Our success will depend heavily upon the future contributions of Val M. Holms, whose knowledge, leadership, and technical expertise would be difficult to replace, and on our ability to retain and attract technical and professional personal.  If we were to lose his services, our ability to execute our new business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for them.  Mr. Holms and Ms. Midtlyng, our Secretary and a director, have entered into employment agreements with BRI; however, they may terminate their employment with BRI at any time.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our new management team has had limited public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and other federal securities laws applicable to reporting companies, including filing required reports and other information required on a timely basis.  It may be expensive to implement and effect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations, and we may not have the resources to do so.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business and decreased value of our stock.

Our lack of diversification will increase the risk of an investment in BRI, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our new business focus initially is on the oil and gas industry on our oil and gas mineral rights property, located in McKenzie County, North Dakota.  Larger companies have the ability to manage their risk by diversification.  However, we currently lack diversification, in terms of both the nature and geographic scope of our business.  As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile.  If we cannot diversify or expand our operations, our financial condition and results of operations could deteriorate.  Initially, we are solely dependent on the expertise of our Lessees as the operator of our property.

Uncertain future royalty payment and limited influence on future drilling and exploration.

Our current business model relates to the potential generation of revenue from royalties tied to certain leases owned by us.  These leases have been granted to experienced exploration and operating companies, both of whom have prior experience in drilling deep lateral multi-fracture horizontal wells.  Until such time as wells are drilled on property where we own mineral rights; any future income will be uncertain.  Pursuant to the terms and conditions of the leases, we have no influence with regard to when the drilling will be undertaken, no decision making ability as to the location of any future wells and no influence as to the rate the wells are produced, if the operators are successful, of which there is no assurance

The failure of our Lessees to meet their drilling obligations would deprive us of royalty income for a significant period of time.

Under the terms of our lease agreements with our Lessees, they are obligated to drill an aggregate of nine wells on property covered by our mineral rights before the end of 2011.  If our Lessees fail to meet their drilling commitments, we have only three options: 1) we can agree to grant them an extension; 2) we can attempt to renegotiate the terms of the existing leases; or 3) we can legally terminate the leases.  In any of these scenarios significant delay in the drilling of wells on our mineral rights property would likely occur depriving us of royalty income from potential oil production on such property for an extended period of time.

Strategic relationships upon which we may rely on are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire additional mineral rights properties, to participate in drilling opportunities, and to identify and enter into commercial arrangements with other third party companies will depend on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment.  These realities are subject to change and may impair our ability to grow.

To continue to develop our business, we will endeavor to use the business relationships of our the new management to identify, screen, and enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other operating oil and gas exploration companies.  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them.  Even if we are able to engage in joint venture and enter into strategic investment relationships with existing operators, they may not be pursuant to terms and conditions that are favorable to us.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships.  If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition in obtaining rights to explore and develop oil and gas reserves and for our Lessee to market any future production may impair our business.

The oil and gas industry is highly competitive.  Other oil and gas companies may seek to acquire oil and gas leases and other properties and services we will need to operate our business in the areas in which we expect to operate.  This competition is increasingly intense as prices of oil and natural gas on the commodities markets have increased in recent years.  Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors.  Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage.  In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

Drilling new wells could result in new liabilities, which could endanger our interests in our properties and assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, unanticipated declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills, among others. The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. We do our best to insure the Company with respect to these hazards; however, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to the Company or could, in an extreme case, result in a total loss of the Company’s properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

Risks Relating to the Ownership of Bakken Resources, Inc. Common Stock

Risks relating to low priced stocks will likely apply to our common stock.

Although our common stock is approved for trading on the OTC Bulletin Board, there has only been little, if any, trading activity in the stock.  Accordingly, there is no history on which to estimate the future trading price range of the common stock.  If the common stock trades below $5.00 per share, trading in the common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-FINRA equity security that has a market price share of less than $5.00 per share, subject to certain exceptions).  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse).  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the common stock which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell it.

Limitations on the liability of our directors and officers under our Articles of Incorporation and our Bylaws may result in us indemnifying such officers and directors.

Our Articles of Incorporation includes provisions to eliminate, to the fullest extent permitted by Nevada General Corporation Law as in effect from time to time, the personal liability of directors of BRI for monetary damages arising from a breach of their fiduciary duties as directors.  The Articles of Incorporation also includes provisions to the effect that we shall, to the maximum extent permitted from time to time under the law of the State of Nevada, indemnify any director or officer.  In addition, our bylaws require us to indemnify, to the fullest extent permitted by law, any director, officer, employee or agent of BRI for acts which such person reasonably believes are not in violation of our corporate purposes as set forth in the Articles of Incorporation.

Potential future issuances of additional common and preferred stock would dilute our current stockholders.

We are authorized to issue up to 100,000,000 shares of common stock.  To the extent of such authorization, the board of directors of BRI will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient.  The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby.  We are also authorized to issue up to 10,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors.  To the extent of such authorization, such designations may be made without stockholder approval.  The designation and issuance of series of preferred stock in the future would create additional securities which would have dividend and liquidation preferences over the currently outstanding common stock.  In addition, the ability to issue any future class or series of preferred stock could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their common stock.

We are currently not approved for trading on the DTC system which makes it difficult for our stockholders to sell their shares.

The Depository Trust and Clearing Corporation, through its subsidiary DTC, provides electronic clearing, transfer, settlement and information services for Pink Sheet and over-the-counter stocks.  As of this date, we have not been approved for electronic trading using the DTC system.  We will make application for electronic trading as soon as possible.  Until we receive such approval, our stockholders will not be able to deposit their shares into brokerage accounts easily in order to sell the shares at times that are convenient to the stockholders.

There is no assurance that a liquid public market for our common stock will develop.

Although our shares of common stock are currently eligible for quotation on the OTC Bulletin Board and the Pink Sheets, there has been no significant trading in our common stock.  There has been no long term established public trading market for our common stock, and there can be no assurance that a regular and established market will be developed and maintained for the securities in the future.  There can also be no assurance as to the depth or liquidity of any market for the common stock or the prices at which holders may be able to sell the shares.

The market price of our common stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations

In the event that a public market for our common stock is created, market prices for the common stock will be influenced by many factors, some of which are beyond our control, including:

▪

dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

▪	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
▪	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;

▪	fluctuations in revenue from our oil and gas business as new reserves come to market;
▪	changes in the market for oil and natural gas commodities and/or in the capital markets generally;
▪	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;
▪	quarterly variations in our revenues and operating expenses;
▪	changes in the valuation of similarly situated companies, both in our industry and in other industries;
▪	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
▪	changes in the accounting methods used in or otherwise affecting our industry;
▪	additions and departures of key personnel;
▪	announcements of technological innovations or new products available to the oil and gas industry;
▪	announcements by relevant governments pertaining to incentives for alternative energy development programs;
▪	fluctuations in interest rates and the availability of capital in the capital markets; and
▪	significant sales of our common stock, including sales by selling stockholders following the registration of shares under a prospectus.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause the price of our common stock to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our production royalty, assuming commercial oil and gas is discovered on our mineral rights property.  Our revenues and operating expenses, expenses that we incur regarding investments in drilling programs with other partners, the prices of oil and natural gas in the commodities markets and other factors, may all cause significant fluctuations in our operating results.  If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business.  Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all.  Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock and warrants.

Risks Related To the Oil and Gas Industry

Oil and natural gas prices are very volatile.  A protracted period of oil and natural gas prices below the prices in effect at April 15, 2011 may adversely affect our business, financial condition, results of operations or cash flows.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices.  The price our oil company Lessees receive for oil and natural gas production on our mineral rights property heavily influences our royalty revenue, profitability, access to capital and future rate of growth.  The prices our Lessees receive for their production and the levels of their production depend on numerous factors beyond our control.  These factors include, but are not limited to, the following:

▪	changes in global supply and demand for oil and gas;
▪	the actions of the Organization of Petroleum Exporting Countries;
▪	the price and quantity of imports of foreign oil and gas;
▪	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity or exchange rate fluctuations;
▪	the level of global oil and gas exploration and production activity;
▪	the level of global oil and gas inventories;
▪	weather conditions;
▪	technological advances affecting energy consumption;
▪	domestic and foreign governmental regulations;
▪	proximity and capacity of oil and gas pipelines and other transportation facilities;
▪	the price and availability of competitors’ supplies of oil and gas in captive market areas; and
▪	the price and availability of alternative fuels.

Furthermore, the recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has lead to a worldwide economic recession.  The slowdown in economic activity caused by such recession has reduced worldwide demand for energy and resulted in lower oil and natural gas prices.

Lower oil and natural gas prices will decrease the revenues of our Lessees, but also may reduce the amount of oil and natural gas that the Lessees can produce economically and therefore potentially lower our anticipated production royalty income.  A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas property, if it reaches production, of which there is no assurance and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.  To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we will be required to reduce spending or borrow any such shortfall.  Lower oil and natural gas prices may also reduce BRI’s ability to establish a borrowing base under a credit agreement, which is determined at the discretion of the lenders based on the collateral value of any proved reserves.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Initially, our future success will depend on the success of our development, exploitation, production, and exploration activities conducted by our Lessees as our operators on our mineral rights property.  Oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production.  Our decisions to participate in drilling projects, purchase mineral rights, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  The cost of drilling, completing, and operating wells is often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.  Further, many factors may curtail, delay or cancel drilling, including the following:

▪	delays imposed by or resulting from compliance with regulatory requirements;
▪	pressure or irregularities in geological formations;
▪	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and CO2;
▪	equipment failures or accidents; and
▪	adverse weather conditions, such as freezing temperatures, hurricanes and storms.

Exploration for oil and gas is risky and may not be commercially successful, and the advanced technologies to be used by our oil company Lessees cannot eliminate exploration risk, which could impair our ability to generate revenues from our production royalty income.

Our future success will depend on the success of exploratory drilling conducted by the Lessees on our mineral rights property.  Oil and gas exploration involves a high degree of risk.  These risks are more acute in the early stages of exploration.  Our ability to produce revenue and our resulting financial performance are significantly affected by the prices we receive for oil and natural gas produced from wells on our acreage, if any.  Especially in recent years, the prices at which oil and natural gas trade in the open market have experienced significant volatility, and will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

▪	domestic and foreign demand for oil and natural gas by both refineries and end users;
▪	the introduction of alternative forms of fuel to replace or compete with oil and natural gas;
▪	domestic and foreign reserves and supply of oil and natural gas;
▪	competitive measures implemented by our competitors and domestic and foreign governmental bodies;
▪

political climates in nations that traditionally produce and export significant quantities of oil and natural gas (including military and other conflicts in the Middle East and surrounding geographic region) and regulations and tariffs imposed by exporting and importing nations;

▪	weather conditions; and
▪	domestic and foreign economic volatility and stability.

Expenditures on exploration on our mineral rights property may not result in new discoveries of oil or natural gas in commercially viable quantities.  It is difficult to project the costs of implementing exploratory horizontal drilling programs on our acreage due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.

Even when used and properly interpreted, three-dimensional (3-D) seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators.  They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible.  In addition, the use of three-dimensional (3-D) seismic data becomes less reliable when used at increasing depths.  Our Lessees could incur losses as a result of expenditures on unsuccessful wells on our acreage.  If exploration costs exceed estimates, or if exploration efforts do not produce results which meet expectations of our Lessees, exploration efforts may not be commercially successful, which could adversely impact our Lessees’ ability to generate revenues from operations on our acreage.

Our oil company Lessees may not be able to develop oil and gas reserves on an economically viable basis on our mineral rights property.

If our oil company lessees succeed in discovering oil and/or natural gas reserves, we cannot be assured that these reserves will be capable of long-term sustainable production levels or in sufficient quantities to be commercially viable.  On a long-term basis, our viability depends on our Lessees’ ability to find or acquire, develop and commercially produce additional oil and natural gas reserves on our acreage.  Our future revenue will depend not only on the  Lessees ability to develop our acreage, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas if we can develop a prospect and to effectively distribute any production into our markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from holes that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  Completion of a well does not assure a profit on the investment or recovery of drilling, completion, and operating costs.  In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells.  These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions.  While our Lessees will endeavor to effectively manage these conditions, they cannot be assured of doing so optimally, and they will not be able to eliminate them completely in any case.  Therefore, these conditions could diminish our royalty revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Environmental regulations may adversely affect our business.

All phases of the oil and gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state and municipal laws and regulations.  Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations.  The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities.  Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material.  Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs.  The discharge of oil, natural gas, or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge.

The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our oil company Lessees’ proposed exploration and drilling operations on our mineral rights property will require licenses, permits, bonds, and in some cases renewals of licenses and permits from various governmental authorities.  Our  Lessees’ ability to obtain, sustain, or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors.  Our Lessees’ inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations.

Our contract oil Drilling company Lessees will rely on exploration technology to conduct their business and their technology could become ineffective or obsolete.

The oil drilling companies that have leasehold rights on our mineral rights properties will rely on exploration technology, including geographic and seismic analysis techniques and economic models, to develop reserve estimates and to guide exploration, development and production activities on our acreage.  The Lessees will be required to continually enhance and update its technology to maintain its efficacy and to avoid obsolescence.  The costs of doing so may be substantial, and may be higher than the costs anticipate by the  Lessees for technology maintenance and development.  If the Lessees are unable to maintain the efficacy of their technology, their ability to manage their business and to compete may be impaired.  Further, even if we are able to maintain technical effectiveness, the technology utilized by our Lessees may not be the most efficient means of reaching their objectives, in which case we, as Lessors, may incur lower production royalty income.

Lessees may have difficulty distributing oil or natural gas production, which could harm our financial condition.

In order to sell the oil and natural gas that our Lessees may be able to produce, they will have to make arrangements for storage and distribution to the market.  They will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for their needs at commercially acceptable terms in the immediate area of our leases.  This could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities.  These factors may affect our Lessees’ ability to explore and develop our property and to store and transport oil and natural gas production and may increase expenses.

Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas where our property is located.  Labor disputes may impair the distribution of oil and/or natural gas and in turn diminish our financial condition or ability to generate royalty income, if commercial wells are drilled and completed on our property, of which there is no assurance.

Challenges to our property rights may impact our financial condition.

Title to oil and gas interests is often not capable of conclusive determination without incurring substantial expense.  While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist.  In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all.  If title defects do exist, if a legal dispute concerning such property occurs, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.

If our property rights are reduced, our Lessees’ ability to conduct our exploration, development and production activities may be impaired.

ITEM 2.   PROPERTIES.

As of December 1, 2010, BRI has entered into a one-year office lease, renewable for up to five years, for a 2,175 square foot executive office at 1425 Birch Ave., Suite A, Helena, MT 59601, for a monthly charge of $1,600 for the first year; $1,800 second year; $2,000 third year; $2,200 fourth year; and $2,400 fifth year.

Leasehold Interests in Oil and Gas Properties

For information pertaining to the our leasehold interests in oil and gas properties, see Item 1 (Business - Description of Oil Leases and Oil Production) above and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) below, which disclosure is incorporated herein by reference.

Our oil and natural gas reserves are all located in the United States primarily in the Williston Basin, approximately 8 miles southeast of Williston, North Dakota.  Reserves have not yet been proved as production from existing wells has not yet been announced.  When announced and if we obtain a qualified engineering report, the proved reserves will be estimated in accordance with the guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”).

We currently have three wells.  One well is currently awaiting completion and the other two do not yet have publicly announced production numbers.

ITEM 3.   LEGAL PROCEEDINGS.

We know of no material existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.  Wesley J. Paul, Esq, of Michelman & Robinson, LLP will pass on certain legal matters relating to the Company's common stock.

ITEM 4.   [REMOVED AND RESERVED]

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

BRI’s common stock was approved for quotation on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) on July 29, 2009, under the symbol “MLTX”, and that symbol was changed to “BKKN” on December 17, 2010.  No public market for our common stock has developed to date on the OTC Bulletin Board.   Once bid and ask prices for our common stock are available on the Over the Counter Bulletin Board (OTCBB) the offering price of the shares will be determined by the then current market price.  No assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities were issued or may be issued in the future may have a substantial adverse impact on any such public market.  Present members of management and shareholders at December 2, 2010 when BRI ceased to be a “shell” company, will satisfy the one year holding period of Rule 144 for public sales of their respective holdings in accordance with Rule 144 on December 2, 2011.  See the caption “Recent Sales of Unregistered Securities”, of this Item, below.  A minimum holding period of one year is required for resales under Rule 144 for shareholders of former shell companies, along with other pertinent provisions, including publicly available information concerning BRI, limitations on the volume of restricted securities which can be sold in any ninety (90) day period, the requirement of unsolicited broker’s transactions and the filing of a Notice of Sale on Form 144.

There has been no quoted bid or asked price for the shares of common stock of BRI for the quarterly periods from July 1, 2009 through December 31, 2010.

Holders

The number of record holders of BRI’s common stock as of the date of this Report is approximately 78.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, we do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

Stock Option Plan

The Board of Directors approved the Stock Option Plan on November 3, 2008 and then on June 16, 2010, authorized an increase in the total common stock, $.001 par value, available in the Corporation's 2008 Non-Qualified Stock Option and Stock

Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares, to be granted to officers, directors, consultants, advisors, and other key employees of BRI and its subsidiaries.  This was ratified by the shareholders on November 12, 2010.  The total number of options that can be granted under the plan will not exceed 5,000,000 shares.  Non-qualified stock options will be granted by the Board of Directors with an option price not less than the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant.  In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock.

Each option granted under the stock option plan will be assigned a time period for exercising not to exceed ten years after the date of the grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised.  This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for BRI’s continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to BRI in the future.

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of April 15, 2011.  There are no equity compensation plans not approved by security holders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	0	$0	5,000,000
Total	0	$0	5,000,000

The transfer agent of BRI is Empire Stock Transfer, located at 1859 Whitney Mesa Dr., Henderson, NV, 89104.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

On June 10, 2008, an aggregate of 2,250,000 shares of common stock were purchased by our founders at $0.0003 shares per share for aggregate gross proceeds of $750 as follows: 1,500,000 shares of common stock were issued to our former officers:   Janelle Edington, our President and CEO, 375,000 shares were issued to Christopher Wetzel, then the Vice President and director, and 375,000 shares were issued to Raymond Kuh, then the CFO, Treasurer, Secretary and director.   This transaction was exempt from registration under the Securities Act pursuant to Section 4(2).

On October 31, 2008, we concluded a private placement under which we raised a total of $110,250 through the sale of 3,307,500 shares of its common stock to a total of 30 non-accredited investors and 13 accredited investors for $0.0333 per share. These offers and sales did not involve any public solicitation or advertising and all investors had a pre-existing relationship with one of the officers or directors.  This transaction was exempt from registration under the Securities Act pursuant to rule 504 of Regulation D of the Act.

On April 4, 2010, we closed a private placement of $10,000 of our securities through the sale of 600,000 shares of its common stock at $0.0167 per share to a single, accredited investor.  In conjunction with the private placement, there were no fees, commissions or professional fees for services payable.  The placement was undertaken by our former officers.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from these sales of unregistered securities were used to paying outstanding debt.

On November 1, 2010, we closed a private placement of $35,000 of our securities to two accredited investors through the sale of 140,000 total shares of our common stock at $0.25 per share, with 70,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of this sale and callable at $0.01 per share at any time after November 26, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more.,.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by our former officers.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from these sales of unregistered securities were used to paying outstanding debt.

On November 26, 2010, we issued 6,180,000 shares of our restricted common stock to 25 accredited investors and three non-accredited investors at $.25 per share in a first round closing of a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 that ultimately closed on December 31, 2010.  Shares were offered in $.50 Units consisting of two shares of common stock and one Stock Purchase Warrant to purchase one share of common stock at $.50 for three years, callable at $0.01 per share at any time after November 26, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more.  The gross proceeds from the private placement offering were $1,545,000.  The private placement offering was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and Section 4(2) of the Securities Act.  The purchasers of the shares were provided with a private placement memorandum as well as copies of our Form 10-K filed on March 31, 2010 and our Form 10-Q for the quarter ended March 31, 2010, our Form 10-Q for the quarter ended June 30, 2010 filed on May 19, 2010.   We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that they were capable of evaluating the merits and risks of the investment.  The recipients had the opportunity to speak with our officers and directors prior to its investment decision.

The net proceeds to us from the sale of the 6,180,000 shares, after deducting the expenses of this Offering and assuming that the maximum permitted commissions and non-accountable allowances are paid, are estimated to be approximately $1,400,000.  $80,000 was paid out to a non-affiliated foreign investment company in finder’s fees pursuant a consulting contract for identifying potential foreign investors that amounted to $800,000 invested in the Private Placement.  We used the funds from the private placement approximately as follows, (i) $400,000 was allotted to Holms Energy in exchange for the Greenfield mineral rights; (ii) $100,000 was used for the acquisition of the Holms Energy assets; (iii) 80,000 was paid in finder’s fee consulting contracts to a foreign investment company; and (iv) The balance of $820,000 was allocated to cover costs of the fundraising and acquisitions, and general working capital purposes of our company.  We may use a portion of the net proceeds for the acquisition of additional mineral rights which we believe are complimentary to those of our company's business.  Pursuant to the Asset Purchase Agreement, BRI acquired existing mineral rights from Rocky and Evenette Greenfield from Holms Energy, who paid $400,000 as an initial down payment and now installment payments in the amount of $120,000 per year plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000 totaling $1,649,000 plus interest will be due.

Proceeds not immediately required for the purposes described above will be invested principally in United States government securities, short-term certificates of deposit, or other similar short-term, interest bearing investments.

The issuance of the shares to the members of Holms Energy, LLC was exempt from registration pursuant to Rule 505 of Regulation D under the Securities Act of 1933 and Section 4(2).  The members of Holms Energy were the members of Holms Energy, LLC will be provided with copies of our Form 10-K filed on March 31, 2010 and our Form 10-Q for the quarter ended March 31, 2010, our Form 10-Q for the quarter ended June 30, 2010 filed on May 19, 2010 and a copy of our definitive Schedule 14A.  In addition they each signed investor representation letters indicating that they are sophisticated investors who have the experience and resources to assess the valuation of the transaction and undertaking not to sell their shares without an applicable exemption from registration.

On December 31, 2010, we issued an additional 860,000 shares of our restricted common stock to eight accredited investors at $0.25 per share and three year common stock purchase warrants to purchase 430,000 shares at $0.50 per share, for gross proceeds of $215,000 in a second round closing of a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933.  Shares were offered in $0.50 Units consisting of two shares of common stock and one Stock Purchase Warrant to purchase one share of common stock at $0.50 for three years, callable at $0.01 per share at any time after December 31, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more.  Including the first round closing of this private placement on November 26, 2010, the overall private placement of $1,760,000 involved the issuance of an aggregate of 7,040,000 shares at $0.25 per share and 3,520,000 three-year callable warrants exercisable for 3,520,000 shares at $.50 per share callable at $0.01 per share at any time after December 31, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more.  The net proceeds of the private placement were primarily used to exercise the option to purchase Holms oil and gas rights, and the remaining funds will be used for working capital, payment of referral fees, to potentially acquire mineral rights and interests in existing oil and gas leases from other third parties, to participate in joint venture drilling programs primarily in Eastern Montana, Western North and South Dakota, with primary interest in the Bakken Formation, to acquire a precious metals company owned by Val Holms  (BR Metals Corporation), and for other general corporate purposes of BRI.

On February 4, 2011, we entered into three definitive and separate agreements relating to the private placement of $50,000 of our securities through the sale of 200,000 shares of our common stock at $0.25 per share, with 100,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of this sale and callable at $0.01 per share at any time after February 4, 2012, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by the officers of the company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from these sales of unregistered securities were used to funding company operations.

On March 18, 2011, we entered into seventeen definitive and separate agreements relating to the private placement of $695,000 of our securities through the sale of 2,780,000 shares of our common stock at $0.25 per share, with 1,390,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of the sale and callable at $0.01 per share at any time after March 18, 2012, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more.  In conjunction with the private placement, the Company gave $65,000 and issued 260,000 common stock warrants pertaining to a finder’s fee consulting agreement related to the March 18, 2011 sale of common stock.  Each warrant is exercisable at $0.25 for a term of three years from the date of issuance.  The placement was undertaken by the officers of the company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from these sales of unregistered securities were used for working capital purposes.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS INFORMATION FROM OUR PROSPECTUS CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVES A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS PROSPECTUS ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR MOST RECENT 10-K ANNUAL REPORT. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

General

The Company was incorporated on June 6, 2008, under the laws of the State of Nevada, under the name Multisys Language Solutions, Inc., or MLS.  MLS was engaged in the distribution of educational software.

Since commencement of operations in 2008, our efforts to date were principally devoted to organization, initial capitalization, business development, identifying a marketing partner in China, preparing a comprehensive business and operating plan, evaluating, with our exclusive marketing agent in China, the market in China to which to market language education software and supporting the efforts of our exclusive marketing agent in China to distribute and sell software.  The language education software business did not, however, achieve any significant success.  Since our inception to December 31, 2010, we have only generated approximately $3,684 of other income from our distribution and sales of language education software business, while incurring a loss of approximately $211,640 since inception as of December 31, 2010.

Because we were unable to develop our interactive multimedia language education business into a financially viable business, the board of directors decided to redirect our business and to acquire oil and gas rights via an option to purchase certain oil and gas rights from Holms Energy, LLC, a Nevada company.  Our current and proposed operations consist of holding certain mineral rights which presently entitle the company to limited royalty rights with respect to any gross revenue generated by lessees of our certain mineral rights underlying approximately 6,000 acres located approximately 8 miles southeast of Williston, North Dakota.  We have no rights to influence the activities conducted by these lessees of our mineral rights.  In the event the two operators fail to meet their drilling commitment, the company has only three options: 1) it can agree to grant an extension; 2) it can renegotiate the terms of the existing leases; or 3) it can legally terminate the leases.  We will focus on evolving into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.  No revenue has been generated to date from these oil and gas rights and only one well has been drilled, fracked and completed..

On June 21, 2010, BRI, Multisys Acquisition, Inc. (a wholly owned subsidiary of BRI), and Holms Energy, LLC entered into an Option to Purchase Assets Agreement, pursuant to which Holms Energy, LLC agreed to grant Multisys Acquisition an option to purchase certain oil and gas production royalty rights on land in North Dakota.  The option was to terminate on November 30, 2010, as a result of extensions granted to the options that originally expired on August 31, 2010,  Multisys Acquisition exercised the option on November 26, 2010 and exercised its rights under the Asset Purchase Agreement, whereby Multisys Acquisition paid Holms Energy, LLC $100,000 and BRI issued forty million (40,000,000) shares of common stock to Holms Energy, LLC and granted Holms Energy, LLC a 5% overriding royalty on all revenue generated from the gas and oil production royalty rights for ten years purchased from Holms Energy, LLC.

As a result of the issuance of the shares to Holms Energy, LLC (and the subsequent pro rata dividend distribution of these shares to its members), the members of Holms Energy, LLC hold a controlling interest in BRI.  The oil and gas production royalty rights purchased from Holms Energy, LLC included:  1) oil and gas rights equal to approximately 5.66% landowner royalty interest related to approximately 6,000 gross acres and 1,600 net mineral acres of land located in McKenzie County, 8 miles southeast of Williston, North Dakota owned by Holms Energy, LLC;  2) oil and gas rights equal to approximately 2.83% royalty interest in the same property that had been previously, purchased by Holms Energy, LLC from Rocky and Evenette Greenfield and assigned to Multisys Acquisition in exchange for forgiveness of $385,000 of a $485,000 promissory note from BRI to Holms Energy, LLC: and 3) the transfer of all right, title and interest in a total of 14 leases, 11 leases with Oasis Petroleum, Inc. (OAS-NYSE), two leases with Continental Resources, Inc. and one lease with Texon LP.

After the acquisition of the Holms Energy mineral rights assets and 50% of the Greenfield landowner royalty interest, BRI now owns an 8.5% average landowner royalty interest in approximately 6,000 gross acres and 3,000 net mineral rights in North Dakota.  The landowner royalty interest is the revenue royalty paid by the contracted oil drilling company (Oasis Petroleum for example) on whatever oil and gas revenue they generate from the particular lease.  If Oasis Petroleum generates $100,000 in oil and gas revenue from acreage subject to the BRI landowner royalty of 8.5%, BRI would receive in royalty payments of $8,500.  Pursuant to the 5% overriding royalty interest on all oil and gas revenue received by BRI from the assets purchased from Holms Energy, Holms Energy would receive a 5% royalty payment of $425 from BRI.

On November 26, 2010, we closed a private placement of $1,545,000, selling 3,090,000 units consisting of two shares each and one warrant share as described in the Recent Sales of Unregistered Securities Section below, and concurrently exercised the option and executed the acquisition agreement for said interests in mineral rights from Holms.  The acquisition agreement provided that, effective November 26, 2010, Holms assigned certain mineral interest rights to us for the consideration of 40,000,000 shares of our restricted common stock, payment of $100,000, and a ten year 5% royalty on the rights in exchange for certain mineral interest rights controlled by Holms Energy.  Upon entering the acquisition of assets, the members of Holms beneficially controlled approximately 76.2% of our outstanding shares of common stock.  Concurrently with the acquisition closing with Holms, we have abandoned and are trying to sell our prior business.  The exercise of the option by Multisys Acquisition involved a change of control of BRI to which members of Holms Energy, LLC, became the majority shareholders of BRI and the board of directors and management of BRI was replaced by nominees of Holms Energy.  The original name of our corporation, Multisys Language Solutions, Inc. was changed to Bakken Resources, Inc. pursuant to board of directors and stockholder approval, and a certificate of amendment of articles of incorporation was filed with the State of Nevada on November 29, 2010 and deemed effective on December 10, 2010.

On December 31, 2010, we closed the private placement after completing the second part of the private placement with $215,000 being raised for the sale of 860,000 shares at $0.25 per share and 430,000 three-year warrants exercisable for 430,000 shares at $.50 per share, callable at $0.01 per share at any time after December 31, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more.  This brought the total received amount in the private placement of $1,760,000 that issued 7,040,000 shares at $0.25 per share and 3,520,000 three-year callable warrants exercisable for 3,520,000 shares at $.50 per share.

The net proceeds of the recently completed private placement were primarily used to exercise the option to purchase Holms oil and gas rights, and the remaining funds will be used for working capital, payment of referral fees, to acquire mineral rights and interests in existing oil and gas leases from other third parties, to participate in joint venture drilling programs primarily in Eastern Montana, Western North and South Dakota, with primary interest in the Bakken Formation, to found a precious metals subsidiary company called BR Metals Corporation, and for other general corporate purposes of BRI.

Subsequent Events

On January 13, 2011, we acquired a Nevada corporation by the name of BR Metals Corporation (“BRM”) from Val Holms.  This subsidiary, at some point in the future, depending upon future revenue generated from our oil leases, of which there is no assurance, will engage in the business of identifying, screening, evaluation, and acquiring metallic, non-metallic and precious metals properties in the Western United States.  We loaned BRM $29,600 on January 18, 2011, for the period of 90 days with an interest rate of 6% per annum.  We purchased 20,040,000 shares of common stock from Val Holms for $20,400 on January 18, 2011, which were all the shares that were outstanding at that time.  BRM has begun identifying and evaluating possible properties to acquire and will do so if the contemplated business strategy is determined by us to be financially viable to our business.  BRM has not leased or purchased any properties to date.

On February 4, 2011, we entered into three definitive and separate agreements relating to the private placement of $50,000 of our securities through the sale of 200,000 shares of our common stock at $0.25 per share, with 100,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of this sale and callable at $0.01 per share at any time after February 4, 2012, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by the officers of the company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from these sales of unregistered securities were used to funding company operations.

On March 18, 2011, we entered into seventeen definitive and separate agreements relating to the private placement of $695,000 of our securities through the sale of 2,780,000 shares of our common stock at $0.25 per share, with 1,390,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of the sale and callable at $0.01 per share at any time after March 18, 2012, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more.  In conjunction with the private placement, the Company gave $65,000 and issued 260,000 common stock warrants pertaining to a finder’s fee consulting agreement related to the March 18, 2011 sale of common stock.  Each warrant is exercisable at $0.25 for a term of three years from the date of issuance.  The placement was undertaken by the officers of the company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from these sales of unregistered securities were used to funding company operations.

Results of Operations

Since the Company was formed on June 6, 2008, it has earned only $3,684 in other income and has incurred a net loss of $211,640 for the period from June 6, 2008 (inception) through December 31, 2010.  For the period from June 6, 2008 (inception) through December 31, 2010, we incurred $61,800 in distribution and advertising expenses and $16,479 in general and administrative expenses.  $60,000 in distribution and advertising was paid in September of 2008 to Xiamen, our former exclusive marketing agent in China, and we only had $1,800 additional distribution and advertising expenses for the year ended December 31, 2010 from a press release.  Our general and administrative costs increased significantly from $499 for the year ended December 31, 2009, to $12,796 for the year ended December 31, 2010.  This increase was attributable primarily to rent, supplies, administrative expenses and utilities at the new corporate office and travel costs.

The following tables provide selected financial data about our company as of December 31, 2010, and December 31, 2009.

Balance Sheets Data:	December 31, 2010	December 31, 2009
Cash	$1,081,682	$3,855
Reseller Agreement, net	-	8,417
Mineral rights and leases	1,649,000	-
Total assets	$2,744,343	$14,308

Total current liabilities	$150,058	$17,253
Stockholders’ equity (deficit)	1,465,285	(2,945)
Total liabilities and stockholders’ equity (deficit)	$2,744,343	$14,308

Selected Statements of Operations Data:	For the Fiscal Year ended December 31, 2010	For the Fiscal Year ended December 31, 2009
Revenue	$ -	$ -
Distribution and marketing	1,800	-
Professional fees	65,680	29,004
General and administrative	12,796	499

Net Loss	$ (97,695)	$ (27,036)
Net Loss Per Common Share	$ (0.01)	$ (0.00)

Our cash in the bank at December 31, 2010 was $1,081,682.  Net cash provided by financing activities since June 6, 2008 (inception) through December 31, 2010 was $1,676,925 from proceeds received for subscriptions under private placements minus offering costs and subtracting $100,000 in stockholder distribution.

Net cash used in operating activities for the period from June 6, 2008 (inception) through December 31, 2010, was $179,082.  For the year ended December 31, 2010, our total operating expenses were $88,893 as compared to $30,687 for the year ended December 31, 2009, which increase is primarily attributable to increased professional fees, increased general and administrative expenses, and loss on impairment of asset.  We expect our expenses to increase to approximately $30,000 per month over the next twelve months compared to the year ended December 31, 2010 due to salary payments, a lease of office space, increased professional fees, and advertising costs.  Our material financial obligations include our public reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of December 31, 2010 we had cash of $1,081,682.  Our recent rate of use of cash in our operations over the last twelve months has been approximately $7,500 per month and our burn rate increased in January of 2011 to $30,000 per month due to salaries, office rent, and increased professional fees and advertising cost.  On November 1, 2010, we raised $35,000 through the sale of it securities in two private transactions.  We completed an initial closing of a private placement of $1,545,000 on November 26, 2010, and a secondary closing of the private placement on December 31, 2010 in the amount of $215,000.  Given our recent rate of use of cash in our operations we have sufficient capital to carry on operations for the next year.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

Net cash provided by financing activities for the period from June 6, 2008 (inception), through December 31, 2010, was $1,676,925.  This funding came from:

-  43 investors in an offering of common stock at $0.033 per share totaling $110,250 that ended in October of 2008

- $750 from our three officers for common stock at $0.0003 per share

- a private common stock sale of 600,000 common shares for $10,000 on April 16, 2010

- a private common stock sale of 140,000 common shares for $35,000 on November 1, 2010

- proceeds from a private placement closed December 31, 2010, totaling $1,760,000, minus $139,075 in offering costs

- and subtracting $100,000 in stockholder distribution

On November 26, 2010 we closed a private placement with the issuance of, 6,180,000 shares of our restricted common stock to 25 accredited investors and three non-accredited investors, at $.25 per share, and it closed a second and final round on December 31, 2010, issuing 860,000 shares of our restricted common stock to eight accredited investors.  The gross proceeds from the private placement offering were $1,760,000.

Subsequent to December 31, 2010, as described in the Note 8 Subsequent Events section of our consolidated financial statement notes, BRI raised $745,000 through the sale of it securities in private transactions.

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock and by borrowings.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our oil reserves in our existing properties, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2010.

December 31,
2010

Current Assets	$1,081,682

Current Liabilities	$150,058

Working Capital	$931,624

*As of the closing of our private placement on December 31, 2010 our Working Capital is Positive.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing and JV drilling partnerships.  We do not anticipate enough positive internal operating cash flow until we can generate substantial oil and gas royalty revenues.  In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.  However, due to our low overhead, we are not dependant on new capital if we do not wish to accelerate our drilling programs and/or buy up working interests in potential wells during the next 12 months.

Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

Based on our current proposed plans and assumptions, we anticipate that the net proceeds of the recently completed private placement will only be sufficient to fund our operations and capital requirements for approximately 12 months.  Accordingly, we will have to either (i) obtain additional debt or equity financing during the next 12-month period in order to fund its working capital needs, or (ii) begin to derive income from its mineral rights.  See “Risk Factors – Need For Additional Funding.”

Over the next twelve months we believe that existing capital and anticipated funds from operations will be sufficient to sustain current operations and planned expansion.  We may seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.  No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring operating losses over the next six months.  Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly companies in the oil and gas exploration industry.  Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth.  To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.   All significant accounting policies have been disclosed in Note 2 to the consolidated financial statements for the years ended December 31, 2010 and 2009 contained herewith.  Our critical accounting policies are:

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement the Company will recognize revenue when received pursuant to 14 separate mineral leases granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Brigham Resources, and 3) Texon L.P. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement.  Oasis Petroleum, Inc., pursuant to the terms and conditions of the leases, is required to drill nine wells in the acquired Holms Property, Bakken Formation, before December 31, 2011 in order to retain the leases and keep them in good standing.  The royalty income is calculated monthly and the Company recognizes royalty income upon receipt of the royalty report.  At December 31, 2010 there was no working well pursuant to the agreement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BAKKEN RESOURCES, INC. FORMERLY MULTISYS LANGUAGE SOLUTIONS, INC. (A Development Stage Company) December 31, 2010 and 2009 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firms	36-37
Consolidated Balance Sheets at December 31, 2010 and December 31, 2009	38
Consolidated Statements of Operations for the Year Ended December 31, 2010 and 2009 and for the Period from June 6, 2008 (Inception) through December 31, 2010	39
Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from June 6, 2008 (Inception) through December 31, 2010	40
Consolidated Statements of Cash Flows for the Year Ended December 31, 2010 and 2009 and for the Period from June 6, 2008 (Inception) through December 31, 2010	41
Notes to the Consolidated Financial Statements	42 to 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bakken Resources, Inc.

(Formerly Multisys Language Solutions, Inc.)

(A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Bakken Resources, Inc. (formerly Multisys Language Solutions, Inc.) (a development stage company) (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2010 and the period from June 6, 2008 (inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statements of operations, stockholders’ equity (deficit), and cash flows from June 6, 2008 (inception) to December 31, 2009 were audited by other auditors whose report dated April 5, 2010 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the consolidated statements of operations, stockholders’ equity (deficit), and cash flows from June 6, 2008 (inception) to December 31, 2010, insofar as it relates to amounts for prior periods through December 31, 2009, is solely based on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of their operations and their cash flows for the year ended December 31, 2010 and for the period from June 6, 2008 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey

www.malonebailey.com

Houston, Texas

April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bakken Resources, Inc.

(Formerly Multisys Language Solutions, Inc.)

(A development stage company)

Las Vegas, Nevada

We have audited the accompanying balance sheets of Bakken Resources, Inc. (formerly Multisys Language Solutions, Inc.) (a development stage company) (the “Company”) as of December 31, 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009, and for the period from June 6, 2008 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of its operations and its cash flows for the period for the year ended December 31, 2009,  and for the period from June 6, 2008 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 5, 2010

(Except as to Note 8 which was as of June 10, 2010)

BAKKEN RESOURCES, INC.
FORMERLY MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash	$1,081,682	3,855
Accounts receivable	-	2,036
Total Current Assets	1,081,682	5,891

Property and equipment, net of accumulated depreciation of $0	13,661	-
Reseller agreement, net of accumulated amortization
of $0 and $1,583, respectively	-	8,417
Mineral rights and leases	1,649,000	-

Total Assets	$2,744,343	14,308

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,120	3,919
Accrued liabilities	19,438	6,834
Related party payable	7,500	-
Note payable - officer	-	6,500
Current portion of debt	120,000	-
Total Current Liabilities	150,058	17,253

Long-term portion of debt	1,129,000	-

Total Liabilities	1,279,058	17,253

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
53,337,500 and 5,557,500 shares issued and outstanding,
respectively	53,338	5,558
Additional paid-in capital	1,623,587	105,442
Deficit accumulated during the development stage	(211,640)	(113,945)
Total Stockholders’ Equity (Deficit)	1,465,285	(2,945)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,744,343	14,308

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
FORMERLY MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			June 6, 2008
			(Inception)
	Year Ended		through
	December 31,		December 31,
	2010	2009	2010

REVENUES EARNED
DURING THE DEVELOPMENT STAGE	$-	-	-

OPERATING EXPENSES:
Distribution and advertising	1,800	-	61,800
Amortization	750	1,000	2,333
Professional fees	65,680	29,004	117,827
Royalty	200	184	384
Loss on impairment of asset	7,667	-	7,667
General and administrative expenses	12,796	499	16,479
Total Operating Expenses	88,893	30,687	206,489

LOSS FROM OPERATIONS	(88,893)	(30,687)	(206,489)

OTHER INCOME (EXPENSES):
Interest income	107	-	107
Interest expense	(8,909)	(33)	(8,942)
Other income	-	3,684	3,684
Total Other Income (Expenses)	(8,802)	3,651	(5,151)

NET LOSS	$(97,695)	(27,036)	(211,640)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED	$(0.01)	(0.00)

Weighted common shares outstanding
- basic and diluted	10,434,486	5,557,500

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
FORMERLY MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
JUNE 6, 2008 (INCEPTION) THROUGH DECEMBER 31, 2010

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances - June 6, 2008 (Inception)	-	-	-	-	-

Issuance of common stock for cash
upon formation at $0.0003 per share	1,500,000	1,500	(1,000)	-	500

Issuance of common stock for cash
in August 2008 at $0.0003 per share	750,000	750	(500)	-	250

Issuance of common stock for cash
in September 2008 at $0.0333 per share	3,277,500	3,278	105,972	-	109,250

Issuance of common stock for cash
in October, 2008 at $0.0333 per share	30,000	30	970	-	1,000

Net loss	-	-	-	(86,909)	(86,909)

Balances - December 31, 2008	5,557,500	5,558	105,442	(86,909)	24,091

Net loss	-	-	-	(27,036)	(27,036)

Balances - December 31, 2009	5,557,500	5,558	105,442	(113,945)	(2,945)

Issuance of common stock for cash
in April, 2010 at $0.0167 per share	600,000	600	9,400	-	10,000

Issuance of common stock for
exercising Holms option agreement
to acquire mineral rights	40,000,000	40,000	(40,000)	-	-

Issuance of common stock for cash
in November, 2010 at $0.25 per share
net of offering costs of $139,075	6,320,000	6,320	1,434,605	-	1,440,925

Issuance of common stock for cash
in December, 2010 at $0.25 per share	860,000	860	214,140	-	215,000

Stockholder distribution	-	-	(100,000)	-	(100,000)

Net loss	-	-	-	(97,695)	(97,695)

Balances - December 31,2010	53,337,500	53,338	1,623,587	(211,640)	1,465,285

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
FORMERLY MULTISYS LANGUAGE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			June 6, 2008
			(Inception)
	Year Ended		through
	December 31,		December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(97,695)	(27,036)	(211,640)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization expense	750	1,000	2,333
Impairment loss	7,667	-	7,667
Changes in operating assets and liabilities:
Accounts receivable	2,036	(2,036)	-
Accounts payable	(799)	3,919	3,120
Accrued liabilities	12,604	(3,841)	19,438
NET CASH USED IN OPERATING ACTIVITIES	(75,437)	(27,994)	(179,082)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property and equipment	(13,661)	-	(23,661)
Cash paid for acquisition of mineral rights	(392,500)	-	(392,500)
NET CASH USED IN INVESTING ACTIVITIES	(406,161)	-	(416,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note payable	15,000	6,500	21,500
Repayment of related party note payable	(21,500)	-	(21,500)
Stockholder distribution	(100,000)	-	(100,000)
Proceeds from sale of common stock, net of offering costs	1,665,925	-	1,776,925
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,559,425	6,500	1,676,925

NET CHANGE IN CASH	1,077,827	(21,494)	1,081,682
Cash at beginning of period	3,855	25,349	-
Cash at end of period	$1,081,682	3,855	1,081,682

SUPPLEMENTAL DISCLOSURE OF CASH
FLOWS INFORMATION:
Interest paid	$503	33	536
Taxes paid	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt issued for the acquisition of mineral rights	$1,249,000	-	-
Related party payable incurred for the acquisition of mineral rights	7,500	-	7,500

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.

FORMERLY MULTISYS LANGUAGE SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

When the company was incorporated on June 6, 2008, under the laws of the State of Nevada, Bakken Resources, Inc. (“BRI”), a development stage company, (formerly “Multisys Language Solutions, Inc.”) was organized to distribute interactive multimedia language education software developed by Strokes International AG., an Austria based software company in the Great China Region including the People’s Republic of China, Hong Kong Special Administrative Region of PRC, Macao Special Administrative Region of PRC, and Taiwan pursuant to an exclusive Reseller Agreement via an independent third party software distribution company in the territory.  On June 11, 2010, BRI and Bakken Development Corporation (formerly “Multisys Acquisition, Inc.”), its wholly-owned Nevada subsidiary, entered into an Option to Purchase Assets Agreement between Holms Energy and Multisys Acquisition, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to purchase certain oil and gas production royalty rights on land in North Dakota.  This option was exercised on November 26, 2010.

Formation of Multisys Acquisitions, Inc.

On June 3, 2010, BRI formed a wholly owned subsidiary, Multisys Acquisitions, Inc. under the laws of the State of Nevada.  On December 28, 2010, Multisys Acquisitions, Inc. changed its name to Bakken Development Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements include those of Bakken Resources, Inc. and its wholly-owned subsidiary, Bakken Development Corp. (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized some nominal amount of other income since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Property and equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life.  Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Depreciation expense for the years ended December 31, 2010 and 2009 was $0.

Oil and Gas Properties

The Company owns royalty interests only and no working interests. The company capitalizes asset acquisition costs. Unproved oil and gas properties are periodically assessed to determine whether they have been impaired, and any impairment in value is charged to expense. The costs of unproved properties, which are determined to be productive, are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis.

During 2010, the Company recognized no impairment of its oil and gas properties.

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include the reseller agreement, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  During the year ended December 31, 2010, the Company fully impaired its Resellers Agreement resulting in an impairment loss of $7,667. There was no impairment recorded during the year ended December 31, 2009. The Company determined that there were no additional impairments of long-lived assets at December 31, 2010 other than the Resellers Agreement described above.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2010, 2009 or for the period from June 6, 2008 (inception) through December 31, 2010.

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement the Company will recognize revenue when received pursuant to 14 separate mineral leases granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Brigham Resources, and 3) Texon L.P. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement.  Oasis Petroleum, Inc., pursuant to the terms and conditions of the leases, is required to drill nine wells in the acquired Holms Property, Bakken Formation, before December 31, 2011 in order to retain the leases and keep them in good standing.  The royalty income is calculated monthly and the Company recognizes royalty income upon receipt of the royalty report.  At December 31, 2010 there were no workings well pursuant to the agreement.

Advertising costs

Advertising costs are expensed as incurred.

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

-

The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

-	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

-	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

-	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, if any.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The Company adopted a “2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan” on June 6, 2008.  This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.  On November 8, 2010 the Company increased the authorized shares to 5,000,000.

The Company did not grant any stock options from the Company’s 2008 Non-Qualified Stock Option Plan for the year ended December 31, 2010 or the period from June 6, 2008 (inception) through December 31, 2010.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounted for instruments issued to parties other than employees for acquiring goods or services under the recognition and measurement principles of the fair value recognition provisions of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The fair value of the warrants is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

-

The expected life of warrants granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the warrants are expected to be outstanding.

-	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the warrants.

-	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the warrants.

-	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the warrants.

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

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification.  Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

Net loss per common share

Net loss per common share is computed pursuant to paragraph 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock warrants. 4,250,000 and 300,000 common stock warrants were excluded from the calculation of diluted loss per share for the years ended December 31, 2010 and 2009, respectively as the effect would have been anti-dilutive.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company has adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-24 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

NOTE 3 – ACQUISITION OF MINERAL RIGHTS

On June 11, 2010, and the Company entered into an Option to Purchase Assets Agreement with Holms Energy, LLC, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to exercise an Asset Purchase Agreement to assign all right, title, and interest of specific Holms Energy owned assets to Multisys Acquisition, with Holms Energy members holding a controlling interest in Multisys as a result of the exercise of the option.  The option was exercised on November 26, 2010 and the Asset Purchase Agreement was entered into on November 26, 2010 by paying the consideration to Holms Energy detailed in the Asset Purchase Agreement.  Under the Asset Purchase Agreement, Multisys Acquisition paid Holms Energy $100,000, issued Holms Energy 40,000,000 shares of restricted common stock, and granted to Holms Energy a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing.   The issuance of the 40,000,000 shares to the Holms Energy members resulted in a Change in Control as the Holms Energy members obtained a controlling interest in Multisys. With the Holms Energy members obtaining a controlling interest in the Company, the mineral rights acquired from Holms were recorded at Holms Energy’s cost basis of zero. The $100,000 cash paid to Holms was recorded as a stockholder distribution.

The Asset Purchase Agreement related to the acquisition of:  1) certain Holms energy mineral rights in oil and gas rights on approximately 6,000 gross acres and 1,600 net mineral acres of land located in McKenzie County, 8 miles southeast of Williston, North Dakota; 2) potential production royalty income from wells to be drilled on the property whose mineral rights are owned by Holms Energy; and 3) the transfer of all right, title and interest to an Option to Purchase the Greenfield mineral rights entered into between Holms Energy and Rocky and Evenette Greenfield dated June 18, 2010 related to purchasing additional mineral rights and production royalty income on the Holms Property for $1,649,000.

The Greenfield Option was subsequently exercised by Holms Energy on November 12, 2010, and those Greenfield mineral rights were acquired by Multisys Acquisition through the Asset Purchase Agreement with Holms Energy.  Holms Energy exercised the Greenfield option and executed the Asset Purchase Agreement on the Greenfield mineral rights on November 12, 2010 using $385,000 of a $485,000 one month non-interest bearing loan from Multisys to complete the initial payment of $400,000, of which $15,000 was already paid by Holms Energy.  The collateral for the loan was the Greenfield mineral rights.

Under the terms of the loan from Multisys to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan.  The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between Multisys and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven.  After exercise of the option and executing the asset purchase agreement with Holms Energy, Multisys Acquisition purchased the gas and oil production royalty rights of Rocky and Evenette Greenfield for an aggregate of $1,249,000 plus interest as follows:  installment payments in the amount of $120,000 per year, or $30,000 per quarter plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000.  As of December 31, 2010, the unpaid balance of this installment note totaled $1,249,000.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common stock and Common Stock Warrants

On June 12, 2008, the Company issued 300,000 common stock warrants to one individual. The 300,000 warrants are exercisable as of date of issue with an exercise price of $0.033 and expire June 11, 2011. None of these common stock warrants were exercised or cancelled during the year ended December 31, 2010.

During the period from June 6, 2008 (inception) through December 31, 2008, the Company issued an aggregate of 5,557,500 common shares for cash proceeds of $111,000.

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

On November 1, 2010, the Company sold 70,000 common stock units at $0.50 per unit to private investors.  Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years for date of issuance, callable at $0.01 per share at any time after November 1, 2011, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more, for a total of 140,000 shares of common stock and 70,000 warrants sold, total cash of $35,000 was received.  None of the common stock warrants were exercised or canceled at December 31, 2010.

On November 26, 2010, the Company exercised the Option to Purchase Asset Agreement (see NOTE 3) and issued 40,000,000 shares of common stock for mineral rights and leases pursuant to the agreement.

On November 26, 2010, the Company closed phase one of the private placement and sold 3,090,000 common stock units at $0.50 per unit.  Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years for date of issuance, callable at $0.01 per share at any time after November 26, 2011, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more, for a total of 6,180,000 shares of common stock and 3,090,000 warrants sold.  Net of the $139,075 in offering costs associated with this offering, total cash of $1,405,925 was received.  None of the common stock warrants were exercised or canceled at December 31, 2010.

On November 26, 2010, the Company issued 340,000 common stock warrants as a finder’s fee and part of the offering costs described above.  Each warrant is exercisable at $0.25 for a term of three years from the date of issuance.  None of the common stock warrants were exercised or canceled at December 31, 2010.

On December 31, 2010, the Company closed phase two of the private placement and sold 430,000 common stock units at $0.50 per unit. Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years for date of issuance, callable at $0.01 per share at any time after December 31, 2011, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more, for a total of 860,000 shares of common stock and 430,000 warrants sold for $215,000 cash.  None of the common stock warrants were exercised or canceled at December 31, 2010.

On December 31, 2010, the Company issued 20,000 common stock warrants as a finder’s fee and part of the offering costs described above.  Each warrant is exercisable at $0.25 for a term of three years from the date of issuance.   None of the common stock warrants were exercised or canceled at December 31, 2010.

The table below summarizes the Company’s warrant activity though December 31, 2010:

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2008	300,000	0.033

Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	-	-
Balance, December 31, 2009	300,000	.033

Granted	3,950,000	0.48
Canceled	-	-
Exercised	-	-
Expired	-	-
Balance, December 31, 2010	4,250,000	.45

Exercisable, December 31, 2010	4,250,000	0.45

At December 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.033 to $0.50 and 2.75 years, respectively. The intrinsic value of the exercisable warrants outstanding at December 31, 2010 was $35,010. At December 31, 2009, the exercise price and the weighted average remaining contractual life of the warrants outstanding were $0.033 and 1.44 years, respectively. The exercisable warrants outstanding at December 31, 2009 had no intrinsic value.

Common Stock Options

On June 25, 2010, the Company increased the total common stock, available in the Company's 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares.  As of December 31, 2010, no common stock options have been granted.

NOTE 5 – RELATED PARTY TRANSACTIONS

Note payable – officer

On November 9, 2009, the Company borrowed $6,500 from its then President, Chief Executive Officer and Director. The note is unsecured, matures May 8, 2010 and bears interest at 6% per annum. On April 2, 2010, the note was repaid in full.

On May 28, 2010, the Company borrowed $15,000 from its then President, Chief Executive Officer and Director. The note is unsecured, matures November 23, 2010 and bears interest at 6% per annum. The Company made a partial repayment of $2,000 on June 8, 2010.  The remaining $13,000 plus $339 in accrued interest was repaid on November 2, 2010.

Related party payable – officer

On November 26, 2010, the Company exercised the Option to Purchase Assets Agreement with Holms Energy, which is owned by an officer of the Company.  As part of the transaction, $7,500 was unpaid at December 31, 2010.  It was subsequently paid in full on January 31, 2011.

Consulting services provided by and compensation booked to officer

Consulting services provided by and compensation booked to the former President, Chief Executive Officer and Director were $6,000 for each of the years ended December 31, 2010 and 2009.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As of December 1, 2010, BRI has entered into a one-year office lease, renewable for up to five years, for a 2,175 square foot executive office at 1425 Birch Ave., Suite A, Helena, MT 59601, for a monthly charge of $1,600 for the first year; $1,800 second year; $2,000 third year; $2,200 fourth year; and $2,400 fifth year.

Pursuant to a finder’s fee consulting agreement signed October 1, 2010 with Peter Swan Investment Consulting, Ltd., the Company agreed to pay 10% of gross proceeds received from the sale of common stock units under a private placement offering.  At December 31, 2010, $5,000 remained unpaid under this agreement.  This $5,000 was subsequently paid on January 3, 2011.

After exercise of the option and executing the asset purchase agreement with Holms Energy, the Company purchased the gas and oil production royalty rights of Rocky and Evenette Greenfield for an aggregate of $1,249,000 plus interest as follows:  installment payments in the amount of $120,000 per year, or $30,000 per quarter plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000.   (See NOTE 3.)

NOTE 7 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the years ended December 31, 2010 and 2009, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $211,640 at December 31, 2010, and will begin to expire in the year 2029.  Section 382 of the Internal Revenue code limits the use of net operating losses where a change of control has occurred.  The company has changed control since inception resulting in such limitations.

At December 31, 2010 and 2009, deferred tax assets consisted of the following:

	2010	2009
Deferred tax assets	$ 74,074	$ 38,741
Valuation allowance	(74,074)	(38,741)
Net deferred tax asset	$ -	$ -

 NOTE 8 – SUBSEQUENT EVENTS

On January 13, 2011, the Company formed a Nevada corporation by the name of BR Metals Corporation.  BR Metals Corporation will be a wholly owned subsidiary of the company and engage in the business of identifying, screening, evaluating, and acquiring precious metals properties in the Western United States.

On February 1, 2011, the Company entered into employment agreements with Val M. Holms, the Company’s Chief Executive Officer and President and Karen Midtlyng, the Company’s Secretary. The agreements are for a term of two years and entitle Mr. Holms and Ms. Midtlyng to each receive an annual base salary of $180,000 and $72,000, respectively

On February 4, 2011, the Company sold an aggregate of 200,000 shares of its common stock at $0.25 per share, with 100,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of this sale, callable at $0.01 per share at any time after February 4, 2012, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more, for total cash proceeds of $50,000.  A purchaser of 40,000 shares for $10,000 who received 20,000 of the warrants was a Director of the company, David L. Boleneus

On February 28, 2011, the Company paid $30,000 for an option to acquire certain mineral leases in Archer County, Texas. The exercise price of the option is $150,000 and the option term is 60 days.  On March 16, 2011, the $30,000 deposit was returned the Company in full and the option discontinued.

On March 18, 2011, the Company sold an aggregate of 2,780,000 shares of its common stock at $0.25 per share, with 1,390,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of the sale, callable at $0.01 per share at any time after March 18, 2012, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more, for total cash proceeds of $695,000. The Company incurred issuance costs associated with this raise as discussed below.

On March 18, 2011, the Company paid $68,000 and issued 260,000 common stock warrants pertaining to a finder’s fee consulting agreement related to the March 18, 2011 sale of common stock.  Each warrant is exercisable at $0.25 for a term of three years from the date of issuance.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2010 because certain elements of an effective control environment were not present as of December 31, 2010, including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  There exists a significant overlap between management and our board of directors, with three of our then five directors being members of management.  Specifically, we did not as of December 31, 2010, have the ability to effectively monitor the processes and procedures of financial reporting as we did not have a permanently appointed Chief Financial Officer as of December 31, 2010.  Additionally, due to the reorganization of the Company by the exercise of the option to purchase the Holms Properties,  staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, as of December 31, 2010, been established or implemented.

Based on this assessment and the material weakness described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2010.

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

-

We will and have appointed a full-time Chief Financial Officer.

-

We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions.

-

We will, and have, appointed additional outside directors, particularly those who may have experience with regard to financial reporting, financial reporting processes and procedures and internal control procedures.

-

To the extent we can attract outside directors, we will form an audit committee to review and assist the board with its oversight responsibilities and appoint a financial expert to be the chairperson of such audit committee.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A. Directors, Executive Officers, Promoters and Control Persons

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Pursuant to the acquisition of Holms Energy’s assets, some members of Holms Energy became the officers and directors of BRI effective upon closing of the acquisition agreement.

The following table sets forth the current directors and executive officers of BRI.  The previous directors of BRI appointed the nominees designated by Holms Energy as members of the board of directors of BRI.  Subsequently, the current officers and directors of BRI resigned their positions at BRI, clearing the way for the appointment of new executive officers by the new board of directors of BRI.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.  Officers and other employees serve at the will of the board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position
Val M. Holms	63	Chief Executive Officer, President, and Director
Herman R. Landeis	77	Treasurer, Chief Financial Officer, and Director
Karen S. Midtlyng	52	Secretary and Director
David E. Boleneus	63	Director
Frank H. Blair	74	Director
Steven D. Armstrong	59	Director

Effective December 27, 2010, Kent L. Jensen resigned as a Director, Treasurer, and Chief Financial Officer of Bakken Resources, Inc.  There were no disagreements between the resigning officer and director and any of our remaining officers or directors regarding the operations, policies, or practices of our company.  Effective December 27, 2010, two of our existing officers were appointed to new offices; Val M. Holms was appointed as Interim Chief Financial Officer and Karen S. Midtlyng was appointed Interim Treasurer by the Board of Directors until such time as the Board of Directors identifies a replacement for Mr. Jensen.  Effective January 4, 2011, Herman R. Landeis was appointed to the board of directors. Mr. Landeis was also appointed as an executive officer in the positions of Chief Financial Officer and Treasurer at that time.  On January 8, 2011, Steven D. Armstrong was appointed to the board of directors.

Family Relationships

There are no family relationships among our directors or officers

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed of those directors and the key members of the management team who became the officers, directors, and key employees of the BRI on December 1, 2010 after the Asset Acquisition:

Val M. Holms – 63, President, Chief Executive Officer, and Director.  After being honorably discharged from the United States Marine Corps, 4th Force Recognizance Division in Vietnam in 1969, he was the founder, sole owner and operator of Holms Building Services, Inc., a licensed general contracting company based in Missoula, Montana until 1984.

Beginning in 1971 until the present, Mr. Holms has been a private investor, a part time independent land man, organized several oil and gas limited partnerships, purchased and sold mineral leases, and arranged various oil and gas joint ventures in Montana, Oklahoma, Texas, and North Dakota .  From 1984 to 1988, he attended Rhema Bible Institute and received a Bachelor degree in Theology.  Mr. Holms and his wife Mari Holms are the managing members of Holms Energy, LLC.

Herman R. Landeis – 77, Treasurer, Chief Financial Officer and Director.  Mr. Landeis was  the Western Region Tax Manager for Marathon Oil Corporation, based out of Casper, Wyoming, from 1972 until  he retired in 1992.  Previously, Mr. Landeis worked as a professional Draftsman for Marathon Oil Corporation from 1955 until 1972, except for a two year leave of absence to serve in the Military (Army), where he was honorably discharged.  As a Tax Manager for Marathon Oil Corporation, he was responsible for and managed a variety of financial matters related to property tax negotiations, valuation of company owned assets and property, and conducting various financial analysis on operations in the Western United States.  These properties included the Interstate Pipeline running from Montana to Missouri, properties in Alaska, five off-shore platforms and numerous operating oil and gas properties in the Western United States.  Since his retirement in 1992, he has acted as a consultant to the oil and gas industry related to special projects involving tax matters, appraisals and valuation of property.  Mr. Landeis received a Certified License as a Professional Appraiser from the University of Nebraska in 1972.

Karen S. Midtlyng – 52, Secretary and Director.  Ms. Midtlyng has an associate degree from the University of Montana, Helena College of Technology.  From 1978 to 2005, she was employed by U.S. Geological Survey (U.S.G.S.), Water Science Center, Helena, MT.During her 27 years with the U.S.G.S. she was responsible for start to finish production of several U.S.G.S. scientific reports, fact sheets and electronic documents and co-authored several U.S.G.S. publications.  From 2005 to present, she has been engaged as an independent consultant in providing services for small business in the Helena area where she assists in the establishing and implementation of business processes.

Frank H. Blair – 74, Director.  Mr. Blair received a Bachelor of Science degree in 1958 from Oregon State University.  Mr. Blair is a Certified Professional Geologist, CPG, Number: 03517, and certified by the state of Idaho, Number: 414.  He is a member of the American Institute of Professional Geologists and a Honorary Life Member of Northwest Mining Association & Society of Mining Engineers.  From 1997 to present, Mr. Blair has owned and operated Blair Exploration Associates (BLEXAS) based in Spokane, WA.  BLEXAS specializes in resource management, and formulating and implementing exploration projects in North and South America.  The primary targets of the exploration program are base metals and precious metals, which resulted in the discovery of the first lode gold deposit discovered in Paraguay.  Previously, Mr. Blair was the managing geologist for Freeport Exploration Company and evaluated mineral deposits in the Northwest and oil and gas projects for Freeport Oil Company in the states of Colorado and Wyoming.  From 1974 through 1994, Mr. Blair offered a wide variety of geological services and operated at F.H. Blair & Associates where he had several industry leading clients.

David E. Boleneus – 63, Director.  Mr. Boleneus received his Bachelor of Science in Geology and Certificate in Geographical Information Systems (GIS) from Eastern Washington University.  He earned a Master of Science degree in Geology from Louisiana State University.  He also earned his Masters of Business Administration from the University of Phoenix in Denver, Colorado.  He is proficient in geohydrology, geophysics, Spanish, and computer (GIS) mapping.  From early 2007 to the present, Mr. Boleneus has been a consultant for InfoMine, Inc., based in Spokane, Washington concerning mining and milling cost engineering, and economic analysis of mining operations.  From 2007 to the present, Mr. Boleneus has been the owner of HydroImaging, Inc. based in Spokane, Washington, which consults on electrical geophysics, mine cost engineering.  From 1997 to early 2007, Mr. Boleneus served as a Research Scientist at the U.S. Geological Survey.  Mr. Boleneus has authored over 100 professional reports including: in-house reports, staff reports, technical presentations, and industry publications.

Steven D. Armstrong – 59, Director.  Mr. Armstrong attended North Dakota State University and earned a B.S. degree in Physical Education and an M.S. degree in Education Administration.  Over the past 12 years to the present, he has worked as an independent oil and gas landman consultant for numerous oil and gas companies and energy land service companies.  Previously, from 1996 until 1998, he worked as a petroleum landman for The Armstrong Corporation in Dickinson, ND.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, no present director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent, or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee, our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

At this time we have no financial expert, but we intend to assess our needs to hire an expert once we generate operational revenues.  ,

Code of Business Conduct and Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Our board of directors perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we have only one current director and have never received a stockholder nomination for additional directors.

ITEM 11.   EXECUTIVE COMPENSATION.

A.  Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us for the fiscal years ended December 31, 2010 and 2009, to our Chief Executive Officer (the “Named Executive Officer”). Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal years 2010 or 2009.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Val M. Holms Pres, CEO, & Dir.	2010	0	0	0	0	0	-	0	0
Janelle Edington Former Pres. & CEO, Dir.	2010	6,000	0	0	0	0	-	0	6,000
	2009	6,000	0	0	0	0	-	0	6,000

B. Narrative Disclosure to Summary Compensation Table

Janelle Edington was our former President and CEO serving from inception until December 1, 2010.  Ms. Edington did not enter into formal written employment agreement with Multisys Language Solutions.  She entered into a consulting agreement under which she was to be paid $1,000 per month beginning September 2008, and it was terminated after June of 2009 because of financial conditions of our company.  She remained in the executive officer positions of President, CEO and a director until December 1, 2010.  Ms. Edington also received a payment of $6,000 bonus on November 12, 2010.

C. Outstanding Equity Awards at Fiscal Year End

There have been no options awards or equity awards given to any executive officers of BRI since inception on June 6, 2008, through the fiscal year ended December 31, 2010.

D. Compensation of Directors

No compensation was paid to directors for their director services since inception on June 6, 2008, through the fiscal year ended December 31, 2010.

Compensation Committee Interlocks and Insider Participation

We have not constituted a compensation committee.  During our fiscal years ended December 31, 2010 and 2009, Raymond Kuh, Janelle Edington and Christopher Wetzel participated in deliberations of the board of directors concerning executive compensation, although Janelle Edington did not vote on resolutions arising from such deliberations concerning her compensation arrangements.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information about the beneficial ownership of our common stock on April 15, 2011, held by our directors and executive officers and by those persons known to beneficially own more than 5% of our capital stock.  The percentage of beneficial ownership for the following table is based on 56,317,500 shares of common stock outstanding as of April 15, 2011.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 15, 2011, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Val M. Holms- CEO, President, and Director	20,000,000 (3)	36.06%
Kent L. Jensen- Former CFO, Treasurer, and Director (resigned December 27, 2010)	250,000 (4)	0.45%
Herman R. Landeis- CFO, Treasurer, and Director	250,000 (5)	0.45%
Karen S. Midtlyng- Secretary, Treasurer, Director	2,250,000 (6)	4.16%
David E. Boleneus- Director	310,000 (7)	0.56%
Frank H. Blair- Director	250,000 (8)	0.45%
Steven D. Armstrong- Director	250,000 (9)	0.45%

1.

as used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each person is care of BRI.

2.	Figures are rounded to the nearest tenth of a percent.

3.	Includes 20,000,000 shares held directly

4.	Includes 250,000 shares held directly

5.	Includes 250,000 shares held directly

6.	Includes 2,250,000 shares held directly

7.	Includes 290,000 shares held directly and warrants exercisable for 20,000 shares

8.	Includes 250,000 shares held directly

9.	Includes 250,000 shares held directly

Change in Control

We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons, Promoters, and Certain Control Persons

On June 10, 2008, an aggregate of 2,250,000 shares of common stock were purchased to our founders at $0.00033 shares per share for aggregate gross proceeds of $2,250, as follows: 1,500,000 shares of common stock were issued to Janelle Edington, our former President and CEO, 375,000 shares were issued to Christopher Wetzel, former Vice President and director, and 375,000 shares were issued to Raymond Kuh, CFO, former Treasurer, Secretary and director.

On November 9, 2009, we borrowed $6,500 from our former President, Chief Executive Officer, and Director, Janelle Edington.  The note was unsecured, matured May 8, 2010 and bore interest at 6% per annum. On April 2, 2010, the note was repaid in full.

On May 28, 2010, we borrowed $15,000 from our former President, Chief Executive Officer, and Director, Janelle Edington.  The note was unsecured and matured November 23, 2010 and bore interest at 7% per annum.  We made a partial repayment of $2,000 on June 8, 2010, and payment on the remaining balance of $13,000 in principal outstanding on November 2, 2010, and repayment of accrued interest of $338.78 on November 5, 2010.

On November 12, 2010, the Officers were paid for services rendered on their work related to the acquisition of assets.  Janelle Edington received $6,000, Raymond Kuh received $2,000 and Christopher Wetzel received $2,000.

We acquired the Bakken leasehold interest from Holms Energy, LLC, for a total payment of $100,000 plus 40,000,000 shares of our restricted common stock, plus 5% royalty for 10 years on the Holms Property.  The closing of this transaction was also concluded on November 26, 2010.  Holms Energy, LLC, is managed and controlled by Val M. Holms, our current President, CEO, and a director, and his wife Mari P. Holms.  We believe that the terms and conditions of this transaction were no less favorable than those which would have been obtained from an unrelated third party.

We acquired on January 14, 2011, 20,400,000 shares of common stock in BR Metals, Inc. held by Val M. Holms, for $20,400.  BR Metals intends to engage in the evaluation, exploration and commercialization of mining properties.  BR Metals is now a fully owned subsidiary of the Company.

Promoters and Certain Control Persons

The promoters of our company were Janelle Edington, Raymond Kuh, and Christopher Wetzel, our former officers and directors.  They received nothing of value in return for being a promoter.  The promoters did purchase shares of common stock for a price equal to the $.0033 par value on June 10, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  With the exception of a Form 3 that was due to be filed by our former officer and director, Kent L. Jensen, on his own accord, and wasn't filed, we have no knowledge that, as of the date of this filing, our directors, executive officers, and persons who own more than ten percent of our common stock, have not filed an initial Form 3, Form 4 current report, or an annual Form 5 in a timely manner.

Director Independence

Our Board of Directors has determined that three of our six directors are currently “independent directors” as that term is defined in Rule 5605(a)(2) of the Marketplace Rules of the National Association of Securities Dealers.  We are not presently required to have independent directors.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Board Meetings and Committees; Annual Meeting Attendance

We held our 2009 Annual Meeting on March 16, 2010.  Two directors, Janelle Edington and Christopher Wetzel, attended in person and the other officer, Raymond Kuh, attended telephonically.  Only one action by unanimous written consent was taken by the board of directors in 2009.  We held our 2010 Annual Meeting of Stockholders on June 21, 2010, one director, Janelle Edington, attended in person and the other officers, Raymond Kuh and Christopher Wetzel attended telephonically.  Twelve actions by unanimous written consent was taken by the board of directors in 2010.  BRI has not constituted any board committees.

BRI does not have a policy with regard to board members’ attendance at annual meetings of security holders.

Nominating Committee.

BRI does not have a nominating committee.  The full board of directors performs the functions of a nominating committee.  We are a development stage company with minimal revenues from operations, few employees, and with a lack of sufficient capital resources to attract new directors.  Our three former directors, Janelle Edington, Raymond Kuh and Christopher Wetzel, served since BRI was incorporated.  These three former directors appointed five directors on December 1, 2010, and the three former directors subsequently resigned leaving the five new directors as the only remaining directors on the board.  The five new directors have not participated in the consideration of new director nominees, but would do so if such nomination was to occur.  Effective December 27, 2010, Kent L. Jensen resigned as a Director, Treasurer, and Chief Financial Officer of Bakken Resources, Inc.  There were no disagreements between the resigning officer and director and any of our remaining officers or directors regarding the operations, policies, or practices of our company.  Effective December 27, 2010, two of our existing officers were appointed to new offices; Val M. Holms was appointed as interim Chief Financial Officer and Karen S. Midtlyng was appointed interim Treasurer by the Board of Directors until such time as the Board of Directors identifies a replacement for Mr. Jensen.  There are currently six directors.

Audit Committee, Audit Committee Financial Expert

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.  As we are a development stage company with minimal revenues from operations, few employees, and relatively simple financial statements, as of December 31, 2010 we had not constituted any board committees, including an audit committee.  In January 2009, we adopted charters for an Audit Committee, a Compensation Committee, and a Corporate Governance and Directors Nominating Committee, but will not have these committees until we have the resources to do so.  We do not have an audit committee financial expert who is an outside director.  As our business grows and our financial statements become more complicated, we intend to seek an outside director who can qualify as an audit committee financial expert.

Shareholder Communications

We have not provided a formal process related to stockholder communications with our board of directors.  We have stated in our proxy material that any stockholder who desires to contact our board of directors or specific members of the board may do so by writing to: The Board of Directors, Bakken Resources, Inc., 1425 Birch Ave., Suite A, Helena, MT 59601.  We do not have a formal process for stockholder communication with our board of directors because we are currently a small company with very limited financial resources.  We expect to expand our corporate governance measures once we have increased financial resources.

Transfer Agent

Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, Nevada 89104, currently serves as the independent transfer agent and registrar for the our outstanding securities.  The transfer agent’s telephone number is (702) 818-5893.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2010 and 2009, are set forth in the table below:

Fee Category	Year ended December 31, 2010	Year ended December 31, 2009
Audit fees (1)	$18,582	$16,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	43,355	3,017
Total fees	$61,937	$19,017

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

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee.  Our Board of Directors (in lieu of an audit committee) pre-approves the engagement of our principal independent accountants to provide audit and non-audit services. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimum standards.

PART IV

ITEM 15.   EXHIBITS

(a) 1 & 2.

Financial Statements See Item 8 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a) 3.

Exhibits specified by Item 601 of Regulation S-K.

BAKKEN RESOURCES, INC.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1	3.1	02-26-09

3.2	Bylaws		S-1	3.2	02-26-09

4.1	Common Stock Purchase Warrant (included within the Assignment of Interest Agreement between Bakken Resources, Inc. and Peter Schmid dated June 11, 2008)		S-1	10.2	02-26-09

4.2	2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan Dated May 19, 2006		S-1	10.3	02-26-09

4.3	Form of Registration Rights Agreement 2010	X

4.4	Form of Warrant 2010	X

10.1	Assignment of Interest Agreement between Bakken Resources, Inc [formerly Multisys Language Solutions, Inc.] and Peter Schmid dated June 11, 2008		S-1	10.2	02-26-09

10.2	Exclusive Marketing and Distribution Agreement between Bakken Resources, Inc. [formerly Multisys Language Solutions, Inc.] and Xiamen Eurotech Intelligence Commercial and Trading Co. dated June 23, 2008		S-1	10.5	02-26-09

10.3	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	B	10-21-10

10.4	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	B	10-21-10

10.5	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010.		8-K	10.2	11-18-10

10.6	Office Lease beginning December 1, 2010	X

10.7	Form of Common Stock and Warrant Purchase Agreement 2010	X

10.8	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated February 1, 2011		8-K	10.1	2-7-11

10.9	Employment Agreement by and between Bakken resources, Inc. and Karen Midtlyng, dated February 1, 2011		8-K	10.2	2-7-11

10.10	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	2-9-11

10.11	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	3-24-11

10.12	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008	X

10.13

Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008

		X

10.14

Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009

		X

10.15	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003	X

10.16	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004	X

10.17

Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008

		X

10.18	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008	X

10.19	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	X

10.20	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005	X

10.21	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003	X

10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004	X

10.23	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	X

14.1	Code of Business Conduct and Ethics		S-1	14.1	02-26-09

14.2	Code of Ethics for the CEO and Senior Financial Officers		S-1	14.2	02-26-09

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certification of Chief Executive Officer	X

32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Helena, MT on this 15th day of April, 2011.

BAKKEN RESOURCES, INC.

Date: April 15, 2011	By:	/s/ Val M. Holms
Val M. Holms President, CEO, and Director (principal executive officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 15th day of April, 2010.

Date: April 15, 2011	By:	/s/ Val M. Holms
Val M. Holms President, CEO, and Director
(principal executive officer)

Date: April 15, 2011	By:	/s/ Herman R. Landeis
Herman R. Landeis CFO, Treasurer, and Director
(principal financial and accounting officer)

Date: April 15, 2011	By:	/s/ Karen Midtlyng
Karen Midtlyng
Secretary and Director

Date: April 15, 2011	By:	/s/ David E. Boleneus
David E. Boleneus
Director

Date: April 15, 2011	By:	/s/ Frank H. Blair
Frank H. Blair
Director

Date: April 15, 2011	By:	/s/ Steven D. Armstrong
Steven D. Armstrong
Director