Form 10-Q
period 2011-03-31
BAKKEN RESOURCES INC
filed 2011-05-16
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-50344

BAKKEN RESOURCES, INC.

(Name of small business issuer in its charter)

Nevada	26-2973652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1425 Birch Ave. Suite A, Helena, MT 59601 (Address of principal executive offices, including zip code)

(406) 442-9444

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated file.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.  (Check one):

Large accelerated file [ ] Accelerated file [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]     No  [X]

The number of shares of issuer’s outstanding common stock as of May 13, 2011 was 56,317,500.

BAKKEN RESOURCES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.

  FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$1,498,423	$1,081,682
Accounts receivable	3,000	-
Prepaids	6,021	-
Total Current Assets	1,507,444	1,081,682

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $1,175 and $0	22,335	13,661
MINERAL RIGHTS AND LEASES	1,649,000	1,649,000

Total Assets	$3,178,779	$2,744,343

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,809	$3,120
Accrued liabilities	14,185	19,438
Payroll liabilities	21,370	-
Related party payable	-	7,500
Current portion installment	90,000	120,000
Total Current Liabilities	131,364	150,058

Long-term portion installment	1,129,000	1,129,000

Total Liabilities	1,260,364	1,279,058

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
56,317,500 and 53,337,500 shares issued and outstanding	56,318	53,338
Additional paid-in capital, net of offering costs	2,297,607	1,623,587
Accumulated deficit	(435,510)	(211,640)

Total Stockholders' Equity	1,918,415	1,465,285

Total Liabilities and Stockholders' Equity	$3,178,779	$2,744,343

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

REVENUES	$3,000	$-

OPERATING EXPRENSES
Distribution and advertising	1,160	-
Depreciation and amortization	1,175	250
Payroll	69,160	-
Professional fees	88,420	2,375
Royalty	-	116
General and administrative expenses	50,690	58
Total operating expenses	210,605	2,799

LOSS FROM OPERATIONS	(207,605)	(2,799)

OTHER INCOME (EXPENSES)
Interest income	1,073	-
Other income	-	2,328
Interest expense	(17,338)	(65)
Total other income (expenses)	(16,265)	2,263

NET LOSS	$(223,870)	$(536)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	53,861,278	5,557,500

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Three months ended March 31, 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances - December 31, 2010	53,337,500	$53,338	$1,623,587	$(211,640)	$1,465,285

Common Stock issued for cash, net of offering costs	2,980,000	2,980	674,020	-	677,000

Net loss	-	-	-	(223,870)	(223,870)

Balances – March 31, 2011	56,317,500	$56,318	$2,297,607	$(435,510)	$1,918,415

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,870)	$(536)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization expense	1,175	250
Impairment loss	-	-
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	(292)
Prepaids	(6,021)	-
Accounts payable	2,689	(2,350)
Accounts payable –related party	(7,500)	-
Accrued liabilities	16,117	1,682
NET CASH USED BY OPERATING ACTIVITIES	(220,410)	(1,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property and equipment	(9,849)	-
NET CASH USED IN INVESTING ACTIVITIES	(9,849)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt	(30,000)	-
Proceeds from sale of common stock, net of offering costs	677,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	647,000	-

NET CHANGE IN CASH	416,741	(1,246)
Cash at beginning of period	1,081,682	3,855
Cash at end of period	$1,498,423	$2,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$15,741	$65
Taxes paid	-	-

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

When the company was incorporated on June 6, 2008, in Nevada, Bakken Resources, Inc. (“BRI”), was organized to distribute interactive multimedia language education software developed by Strokes International AG., an Austria based software company in the Great China Region including the People’s Republic of China, Hong Kong Special Administrative Region of PRC, Macao Special Administrative Region of PRC, and Taiwan pursuant to an exclusive Reseller Agreement via an independent third party software distribution company in the territory.  On June 11, 2010, BRI and Bakken Development Corporation, its wholly-owned Nevada subsidiary, entered into an Option to Purchase Assets Agreement between Holms Energy and Multisys Acquisition, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to purchase certain oil and gas production royalty rights on land in North Dakota.  This option was exercised on November 26, 2010.

Formation of Multisys Acquisitions, Inc.

On June 3, 2010, BRI formed a wholly owned subsidiary, Multisys Acquisitions, Inc. in Nevada.  On December 28, 2010, Multisys Acquisitions, Inc. changed its name to Bakken Development Corporation.

Formation of BR Metals, Inc.

On January 13, 2011, the Company formed a Nevada corporation, BR Metals Corporation, as a wholly owned subsidiary to engage in the business of identifying, screening, evaluating, and acquiring precious metals properties in the Western United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2011.   Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein.  Unaudited interim results are not necessarily indicative of the results for the full year.

Basis of consolidation

The consolidated financial statements include those of Bakken Resources, Inc. and its wholly-owned subsidiaries, Bakken Development Corp. and BR Metals, Inc. (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

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

During the period ended March 31, 2011, the Company recognized no impairment of its oil and gas properties.

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement the Company will recognize revenue when received pursuant to 14 separate mineral leases granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Brigham Resources, and 3) Texon L.P. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement.  Oasis Petroleum, Inc., pursuant to the terms and conditions of the leases, is required to drill nine wells in the acquired Holms Property, Bakken Formation, before December 31, 2011 in order to retain the leases and keep them in good standing.  The royalty income is calculated monthly and the Company recognizes royalty income upon receipt of the royalty report.  At March 31, 2011 there was one working well pursuant to the agreement.

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

Under the terms of the loan from Multisys to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan.  The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between Multisys and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven.  After exercise of the option and executing the asset purchase agreement with Holms Energy, Multisys Acquisition purchased the gas and oil production royalty rights of Rocky and Evenette Greenfield for an aggregate of $1,249,000 plus interest as follows:  installment payments in the amount of $120,000 per year, or $30,000 per quarter plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000.  As of March 31, 2011, the unpaid balance of this installment note totaled $1,219,000.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common stock and Common Stock Warrants

During the three months ended March 31, 2011, the Company sold an aggregate of 1,490,000 common stock units at $0.50 per unit to private investors.  Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years for date of issuance, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more, for a total of 2,980,000 shares of common stock and 1,980,000 warrants sold, total cash of $677,000 was received net of offering costs of $68,000.  None of the common stock warrants were exercised or canceled at March 31, 2011.

The table below summarizes the Company’s warrant activity for the three months ended March 31, 2011:

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2010	4,250,000	$ 0.45
Granted	1,490,000	0.50
Canceled	-	-
Exercised	-	-
Expired	-	-
Balance, March 31, 2011	5,740,000	0.46
Exercisable, March 31, 2011	5,740,000	$ 0.46

At March 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.033 to $0.50 and 2.62 years, respectively. The intrinsic value of the exercisable warrants outstanding at March 31, 2011 was $35,010. At December 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were

$0.033 to $0.50 and 2.75 years, respectively. The intrinsic value of the exercisable warrants outstanding at December 31, 2010 was $35,010.

Common Stock Options

On June 25, 2010, the Company increased the total common stock, available in the Company's 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares.  As of March 31, 2011, no common stock options have been granted.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

             CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”).  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified in the 2010 Annual Report in the section entitled “Risk Factors.”

Overview

The Company’s current and proposed operations consist of holding certain mineral rights which presently entitle the company to limited royalty rights with respect to any gross revenue generated by lessees of our certain mineral rights underlying approximately 6,000 acres located approximately 8 miles southeast of Williston, North Dakota.  The Company has limited legal rights to influence the drilling and other operational activities conducted by these lessees of our mineral rights.  In the event the current operators on our properties fail to meet their drilling commitment, the Company generally has the following options: 1) it can agree to grant an extension; 2) it can renegotiate the terms of the existing leases; 3) it can legally terminate the leases and seek another lessee for the mineral rights.  We will focus on evolving into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; initially focusing activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.

In summary, the Company owns an 8.5% average landowner royalty interest in approximately 6,000 gross acres and 3,000 net mineral rights in North Dakota.  The landowner royalty interest is the revenue royalty paid by the contracted oil drilling company (Oasis Petroleum for example) on whatever oil and gas revenue they generate from the particular lease.  For example, Oasis Petroleum generates $100,000 in oil and gas revenue from acreage subject to the Company’s landowner royalty of 8.5%, the Company would receive in royalty payments of $8,500.  No revenue has yet been generated to date from these oil and gas rights and, to our knowledge, only one well has been drilled, fracked and completed. The Company did report on a Current Report on Form 8-K filed with the SEC that one well where the Company has a royalty interest is currently producing oil.

In January 2011, the Company acquired all the outstanding shares of BR Metals Corporation (“BRM”), a Nevada corporation (Note it was erroneously reported in the Company’s Annual Report that these shares were acquired from Val Holms.  Rather, these shares were directly issued by BRM to the Company).  The Company intends to evaluate the merits of engaging in the business of identifying, screening, evaluation, and acquiring metallic, non-metallic and precious metals properties in the Western United States.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and March 31, 2010

Revenue.   We accrued revenue for the quarter ended March 31, 2011 of $3,000, compared to revenue of $0 for the three months ended March 31, 2010.  The revenue amount for the period ended March 31, 2011 is based on our estimates for first quarter oil production from our currently producing well and is based on a conservative estimate of currently available public information.  We have not received any royalty checks to date and no notice has been provided to us by Continental Resources, the well operator, as to when we will expect royalty checks.   Typically, royalty checks from oil well operators can be delivered anytime between 60 to 180 days the month following initial production.  Following oil well production, the oil well operator will usually seek a division order title opinion from any attorney which would describe the ownership of the production.  Following issuance of this opinion, the oil well operator will generally issue division orders which would set forth payments to the royalty holders.  North Dakota law requires payment of 18% annual interest if royalty payments are not made within 150 days after oil produced by the well is marketed.  For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org.

General and Administrative Expenses.   General and administrative expenses were $50,690 for the three-month period ended March 31, 2011 compared to $58 for the same period in 2010, an increase of $50,632. The increase in 2011 is principally attributable to costs and expenses for the salaries of our two officers and outside consultants and other related costs relating to the new business plan the Company as an independent energy company.

Our material financial obligations include our salaries paid to our two current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

The Company has historically met our capital requirements through the issuance of stock and by borrowings.  From November 2010 through March 2011, the Company raised approximately $2.35 million in equity financing, net of offering costs of approximately $0.2 million.  As of March 31, 2011, the Company had cash of $1,498,423.  Our recent rate of use of cash in our operations over the last three months has been approximately $45,000 per month and consists mainly of salaries, office rent, travel and professional fees.   Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the royalties received through sales of our oil reserves in our existing properties.  No assurances, however, can be given that such royalties will be received and as of March 31, 2011, no royalty revenues have been received.  If the Company does not generate sufficient revenues it will continue to finance operations through equity and/or debt financings.

We will continue to evaluate additional properties containing mineral rights which we may seek to acquire.  In addition, we may seek to validate and explore our mining stakes in Baker County, Oregon in an area commonly referred to as the Bayhorse Property.  The acquisition costs relating to such potential transactions or the exploration costs for the Bayhorse Property claims are uncertain.  With respect to transactions involving the acquisition of additional mineral rights or other business collaboration transactions, we may seek to issue shares of our common stock or other equity to finance part or all such acquisitions or transactions.  To the extent that such acquisitions or transactions require cash payments, such payments will likely have a material impact on our liquidity.

Until we can generate significant revenues from operations, we expect to continue to fund operations with proceeds of offerings of our equity and debt securities.  However, we may not be successful in obtaining cash from new or existing agreements or licenses, or in receiving royalty payments under our existing leases. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our business development activities. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, the timing of the royalty revenues, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended December  31, 2010.

Item 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer (our principal financial and accounting officer), and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and operating ineffectively as of the end of the period covered by this Quarterly Report on Form 10-Q.  We have subsequently hired outside consultants to address the material weakness in our disclosure controls and procedures and intend to make additional hires as the Company deems necessary.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

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

PART II – OTHER INFORMATON

Item 1.

LEGAL PROCEEDINGS

None.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 4, 2011, we entered into three definitive and separate agreements relating to the private placement of $50,000 of our securities through the sale of 200,000 shares of our common stock at $0.25 per share, with 100,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of this sale and callable at $0.01 per share at any time after February 4, 2012, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by the officers of the company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from these sales of unregistered securities were used to fund company operations.

On March 18, 2011, we entered into seventeen definitive and separate agreements relating to the private placement of $695,000 of our securities through the sale of 2,780,000 shares of our common stock at $0.25 per share, with 1,390,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of the sale and callable at $0.01 per share at any time after March 18, 2012, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more.  In conjunction with the private placement, the Company paid $68,000 pertaining to a finder’s fee consulting agreement related to the March 18, 2011 sale of common stock.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from these sales of unregistered securities were used to fund company operations.

Item 6.

EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Bylaws		S-1	3.2	02-26-09
4.1	Common Stock Purchase Warrant (included within the Assignment of Interest Agreement between Bakken Resources, Inc. and Peter Schmid dated June 11, 2008)		S-1	10.2	02-26-09
4.2	2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan Dated May 19, 2006		S-1	10.3	02-26-09
4.3	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.4	Form of Warrant 2010		10-K	4.4	04-15-11
10.1	Assignment of Interest Agreement between Bakken Resources, Inc [formerly Multisys Language Solutions, Inc.] and Peter Schmid dated June 11, 2008		S-1	10.2	02-26-09
10.2	Exclusive Marketing and Distribution Agreement between Bakken Resources, Inc. [formerly Multisys Language Solutions, Inc.] and Xiamen Eurotech Intelligence Commercial and Trading Co. dated June 23, 2008		S-1	10.5	02-26-09
10.3	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	B	10-21-10
10.4	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	B	10-21-10
10.5	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.6	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.7	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.8	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated February 1, 2011		8-K	10.1	2-7-11
10.9	Employment Agreement by and between Bakken resources, Inc. and Karen Midtlyng, dated February 1, 2011		8-K	10.2	2-7-11
10.10	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	2-9-11
10.11	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	3-24-11

10.12	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008	10-K	10.12	04-15-11
10.13	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008	10-K	10.13	04-15-11
10.14	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009	10-K	10.14	04-15-11
10.15	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003	10-K	10.15	04-15-11
10.16	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004	10-K	10.16	04-15-11
10.17	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008	10-K	10.17	04-15-11
10.18	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008	10-K	10.18	04-15-11
10.19	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.19	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005	10-K	10.20	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003	10-K	10.21	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004	10-K	10.22	04-15-11
10.23	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.23	04-15-11

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 16, 2011	BAKKEN RESOURCES, INC. /s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)
/s/ Herman R. Landeis Herman R. Landeis CFO, Treasurer, and Director (Principal financial and accounting officer)