Form 10-Q
period 2011-06-30
BAKKEN RESOURCES INC
filed 2011-08-15
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-50344

BAKKEN RESOURCES, INC. (Name of small business issuer in its charter)

Nevada	26-2973652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1425 Birch Ave. Suite A, Helena, MT 59601 (Address of principal executive offices, including zip code)
(406) 442-9444 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated file	☐	Accelerated file	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of issuer’s outstanding common stock as of August 12, 2011 was 56,367,500.

BAKKEN RESOURCES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4:	Controls and Procedures

PART II	OTHER INFORMATION

ITEM 1:	Legal Proceedings

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 6:	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$1,514,563	$1,081,682
Accounts receivable	29,162	-
Accounts receivable from related party	53,747	-
Prepaids	5,185	-
Deferred financing costs	17,908	-
Total Current Assets	1,620,565	1,081,682

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,595 and $0	21,414	13,661
MINERAL RIGHTS AND LEASES, net of accumulated Depletion of $1,308 and $0	1,647,692	1,649,000

Total Assets	$3,289,671	$2,744,343

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,409	$3,120
Accrued liabilities	17,472	19,438
Payroll liabilities	7,775	-
Related party payable	-	7,500
Convertible debt	300,000	-
Current portion of long-term debt	120,000	120,000
Total Current Liabilities	449,656	150,058

Long-term debt	1,069,000	1,129,000

Total Liabilities	1,518,656	1,279,058

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 56,367,500 and 53,337,500 shares issued and outstanding	56,368	53,338
Additional paid-in capital, net of offering costs	2,315,480	1,623,587
Accumulated deficit	(600,833)	(211,640)
Total Stockholders' Equity	1,771,015	1,465,285

Total Liabilities and Stockholders' Equity	$3,289,671	$2,744,343

 See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES	$ 28,039	$ -	$ 31,039	$ -

OPERATING EXPRENSES:
Distribution and advertising	-	-	1,160	-
Depreciation, depletion and amortization	2,728	250	3,903	500
Payroll	40,317	-	109,477	-
Professional fees	105,327	14,984	193,747	17,359
Royalty	-	84	-	201
General and administrative expenses	24,413	1,070	75,103	1,127
Total Operating Expenses	172,785	16,388	383,390	19,187

LOSS FROM OPERATIONS	(144,746)	(16,388)	(352,351)	(19,187)

OTHER INCOME (EXPENSES):
Interest income	664	-	1,737	-
Other income	-	1,680	-	4,008
Interest expense	(21,241)	(132)	(38,579)	(197)
Total other income (expenses)	(20,577)	1,548	(36,842)	3,811

NET LOSS	$ (165,323)	$ (14,840)	$ (389,193)	$ (15,376)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average common shares outstanding - basic and diluted	56,194,973	6,052,005	55,034,572	5,806,119

 See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances - December 31, 2010	53,337,500	$ 53,338	$ 1,623,587	$ (211,640)	$ 1,465,285

Common stock issued for cash, net of offering costs	2,980,000	2,980	674,020	-	677,000

Accrued stock-based compensation	-	-	7,923	-	7,923

Common stock returned to the Company and cancelled	(250,000)	(250)	250	-	-

Common stock issued for the exercise of warrants	300,000	300	9,700	-	10,000

Net loss	-	-	-	(389,193)	(389,193)

Balances - June 30, 2011	56,367,500	$ 56,368	$ 2,315,480	$ (600,833)	$ 1,771,015

 See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (389,193)	$ (15,376)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization expense	3,903	500
Amortization of deferred financing costs	3,092	-
Accrued stock-based compensation	7,923	-
Changes in operating assets and liabilities:
Accounts receivable	(29,162)	(1,972)
Accounts receivable from related party	(53,747)
Prepaids	(5,185)	-
Accounts payable	1,289	2,317
Accounts payable – related party	(7,500)	-
Accrued liabilities	5,809	(4,167)
NET CASH USED IN OPERATING ACTIVITIES	(409,024)	(18,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Accounts receivable from related party	(53,747)	-
Cash paid for acquisition of property and equipment	(10,348)	-
NET CASH USED IN INVESTING ACTIVITIES	(64,095)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt	(60,000)	-
Proceeds from convertible notes payable	300,000	-
Payments made on related party debt	-	(8,500)
Borrowings on related party debt	-	15,000
Proceeds from the exercise of warrants	10,000	-
Cash paid for debt financing costs	(21,000)	-
Proceeds from sale of common stock, net of offering costs	677,000	10,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	906,000	16,500

NET CHANGE IN CASH	432,881	(2,198)
Cash at beginning of period	1,081,682	3,855
Cash at end of period	$ 1,514,563	$ 1,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$ 30,953	$ 197
Taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock returned to the Company and cancelled	$ 250	$ -

 See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND OPERATIONS

The Company was incorporated on June 6, 2008 in the state of Nevada as Multisys Language Systems, Inc. (“Multisys”). Multisys was organized to distribute interactive multimedia language education software. On November 26, 2010, Multisys acquired certain oil and gas production royalty rights on land in North Dakota. This option was exercised on November 26, 2010. On December 10, 2010, Multisys changed its name to Bakken Resources, Inc. (“BRI”).

Formation of Multisys Acquisitions, Inc.

On June 3, 2010, Multisys formed a wholly owned subsidiary, Multisys Acquisitions, Inc. in Nevada. On December 28, 2010, Multisys Acquisitions, Inc. changed its name to Bakken Development Corporation.

Formation of BR Metals, Inc.

On January 13, 2011, the Company formed BR Metals Corporation in Nevada. BR Metals Corporation will be a wholly owned subsidiary of the company and engage in the business of identifying, screening, evaluating, and acquiring precious metals properties in the Western United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the period ended June 30, 2011, the Company recognized no impairment of its oil and gas properties.

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement the Company will recognize revenue when received pursuant to 14 separate mineral leases granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Brigham Resources, and 3) Texon L.P. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement. Oasis Petroleum, Inc., pursuant to the terms and conditions of the leases, is required to drill nine wells in the acquired Holms Property, Bakken Formation, before December 31, 2011 in order to retain the leases and keep them in good standing. The royalty income is calculated monthly and the Company recognizes royalty income upon receipt of the royalty report. At June 30, 2011 there was one working well pursuant to the agreement.

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

Under the terms of the loan from Multisys to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan. The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between Multisys and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven. After exercise of the option and executing the asset purchase agreement with Holms Energy, Multisys Acquisition purchased the gas and oil production royalty rights of Rocky and Evenette Greenfield for an aggregate of $1,249,000 plus interest as follows:  installment payments in the amount of $120,000 per year, or $30,000 per quarter plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000. As of June 30, 2011, the unpaid balance of this installment note totaled $1,189,000.

Depletion expense recorded on the mineral rights for the six months ended June 30, 2011 was $1,308.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related party payable  receivable

The Company shares office space and other expenses with Holms Energy Development Corporation (HEDC). HEDC is controlled by Val Holms, CEO of Bakken Resources, Inc. The Company has paid various expenses incurred on behalf of HEDC and recorded a corresponding receivable from HEDC. At June 30, 2011, the receivable owed by HEDC totaled $53,747 and is reflected as accounts receivable from related party.

Related party payable – officer

On November 26, 2010, the Company exercised the Option to Purchase Assets Agreement with Holms Energy, which is owned by an officer of the Company. As part of the transaction, $7,500 was unpaid at December 31, 2010. It was subsequently paid in full on January 31, 2011.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During May and June 2011, the Company borrowed $300,000 from investors. The notes are unsecured, bear interest at 6% per annum and mature on December 31, 2011. Each of the notes will automatically convert into the next equity financing with gross proceeds of at least $2,000,000 at the lower of a 25% discount to the equity sales price or $0.50 per share. The notes also require the Company to grant the investors common stock warrants equal to 20% of the value of the principal of the notes. The warrants will have an exercise price equal to the per share exercise price of warrants issued in connection with the Company’s next qualified equity financing. As of June 30, 2011, the unpaid principal balance on these notes was $300,000.

In connection with these notes, the Company paid cash commissions of $30,000. The commissions were recorded as deferred financing costs and are being amortized over the life of the notes using the effective interest rate method. During the six months ended June 30, 2011, amortization of $3,092 was recorded.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Common Stock Warrants

During the six months ended June 30, 2011, the Company sold an aggregate of 1,490,000 common stock units at $0.50 per unit to private investors. Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years from the date of issuance, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more, for a total of 2,980,000 common shares and 1,490,000 warrants sold, total cash of $667,000 was received net of offering costs of $68,000. As of June 30, 2011, none of these warrants have been exercised.

During the six months ended June 30, 2011, the Company issued 300,000 common shares for the exercise of warrants for total cash proceeds of $10,000.

During the six months ended June 30, 2011, 250,000 previously issued common shares were returned to the Company and cancelled.

During June 2011, the Company entered into a consulting agreement and granted the consultant 100,000 units which vest over six months. Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years from the date of issuance, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more. The fair value of the grant was determined to be $50,000 and it is being recognized over the service period of six months. During the six months ended June 30, 2011, accrued stock-based compensation of $7,923 was recorded. The remaining $42,077 will be recognized over the remaining service period.

The table below summarizes the Company’s warrant activity for the six months ended June 30, 2011:

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2010	4,250,000	$ 0.45
Granted	1,490,000	0.50
Canceled	-	-
Exercised	300,000	0.03
Expired	-	-
Balance, June 30, 2011	5,440,000	0.48
Exercisable, June 30, 2011	5,440,000	$ 0.48

At June 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.50 and 2.51 years, respectively. At December 31, 2010, the exercise price and the weighted average remaining contractual life of the warrants outstanding were $0.033 to $0.50 and 2.75 years, respectively.

Common Stock Options

On June 25, 2010, the Company increased the total common stock, available in the Company's 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares.  As of June 30, 2011, no common stock options have been granted.

 NOTE 7 – SUBSEQUENT EVENTS

In July 2011, the Company received approximately $23,000 in connection with bonus payments for two 18-month mineral lease extensions entered into in May 2011.

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

In summary, the Company owns an 8.5% average landowner royalty interest in approximately 6,000 gross acres and 3,000 net mineral rights in North Dakota. The landowner royalty interest is the revenue royalty paid by the contracted oil drilling company (Oasis Petroleum for example) on whatever oil and gas revenue they generate from the particular lease. For example, if Oasis Petroleum generates $100,000 in oil and gas revenue from acreage wholly subject to the Company’s landowner royalty of 8.5%, the Company would receive in royalty payments of $8,500 (Note that if the Company’s underlying land interest was less than 100%, the amount of the royalties would be proportionally reduced.). No revenue has yet been generated to date from these oil and gas rights and, to our knowledge, only one well has been drilled, fraced and completed. The Company did report on a Current Report on Form 8-K filed with the SEC that one well where the Company has a royalty interest is currently producing oil.

In January 2011, the Company acquired all the outstanding shares of BR Metals Corporation (“BRM”), a Nevada corporation. The Company intends to periodically evaluate the merits of engaging in the business of identifying, screening, evaluation, and acquiring metallic, non-metallic and precious metals properties in the Western United States.

In May and June 2011 the Company closed on an aggregate of $300,000 (the “Funds”) in convertible notes pursuant to a series of Convertible Bridge Loan Agreements (collectively, the “Loan Agreements”) with certain investors whereby the Company agreed to sell 6% Convertible Promissory Notes (the “Notes”) and Warrants (the “Warrants”). The Notes bear an annual interest rate of 6% and will be converted into shares of common stock of the Company upon the closing of any equity financing round for an amount of not less than $2,000,000 on or prior to December 31, 2011 (the “Closing Date”). Conversion, if it occurs, shall be at a 25% discount to the price per share of the Qualified Financing Round. In the event the Qualified Financing Round does not take place on or prior to the Closing Date, the Notes shall become due, plus interest accrued to date. The Warrants expire five years from the date of issuance and the number of shares of common stock of the Company exercisable shall be calculated at the time of closing of the Qualified Financing Round and shall be equal to 20% of the value of the Note divided by the exercise price determined at the Closing Date. The Company intends to use the Funds for working capital purposes and for further financing and business development activities.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2011 and June 30, 2010

Revenue. We accrued revenue for the quarter ended June 30, 2011 of $28,039, compared to revenue of $0 for the three months ended June 30, 2010 and we accrued revenue for the six months ended June 30, 2011 of $31,039, compared to revenue of $0 for the six months ended June 30, 2010. The revenue amounts for the periods ended June 30, 2011 are based on our estimates of oil production from our currently producing well and are based on a conservative estimate of currently available public information. We have not received any royalty checks to date and no notice has been provided to us by Continental Resources, the well operator, as to when we will expect royalty checks. Typically, royalty checks from oil well operators can be delivered anytime between 60 to 180 days the month following initial production. Following oil well production, the oil well operator will usually seek a division order title opinion from any attorney which would describe the ownership of the production. Following issuance of this opinion, the oil well operator will generally issue division orders which would set forth payments to the royalty holders. North Dakota law requires payment of 18% annual interest if royalty payments are not made within 150 days after oil produced by the well is marketed. For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org.

On July 20, 2011 and July 22, 2011 we received division orders from Continental Resources and Oasis Petroleum with respect to two of our currently producing wells. The orders reflect royalty interests of 0.01376144% and 0.01117505%, respectively.

Operating Expenses. Operating expenses were $172,785 for the three-month period ended June 30, 2011 compared to $16,388 for the same period in 2010, an increase of $156,397. Operating expenses were $383,390 for the six-month period ended June 30, 2011 compared to $19,187 for the same period in 2010, an increase of $364,203. The increase in 2011 is principally attributable to costs and expenses for the salaries of our two officers and outside consultants and other related costs relating to the new business plan of the Company as an independent energy company.

Our material financial obligations include our salaries paid to our two current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

The Company has historically met our capital requirements through the issuance of stock and by borrowings. From November 2010 through June 2011, the Company raised approximately $2.35 million (net of offering costs of approximately $0.2 million) in equity financing and an additional $300,000 as a result of its sale of convertible notes. As of June 30, 2011, the Company had cash of $1,514,563. Our recent rate of use of cash in our operations over the last three months has been approximately $45,000 per month and consists mainly of salaries, office rent, travel and professional fees. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the royalties received through sales of our oil reserves in our existing properties. No assurances, however, can be given that such royalties will be received and as of June 30, 2011, no royalty revenues have been received. If the Company does not generate sufficient revenues it will continue to finance operations through equity and/or debt financings.

We will continue to evaluate additional properties containing mineral rights which we may seek to acquire. With respect to transactions involving the acquisition of additional mineral rights or other business collaboration transactions, we may seek to issue shares of our common stock or other equity to finance part or all such acquisitions or transactions. To the extent that such acquisitions or transactions require cash payments, such payments will likely have a material impact on our liquidity and we may need to raise additional funds in order to complete such acquisitions or transactions.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer (our principal financial and accounting officer), and with the participation of all members of management, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this Quarterly Report on Form 10-Q. We have hired a Chief Financial Officer and have developed policies relating to our internal controls and procedures to help address any material weaknesses.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II – OTHER INFORMATON

Item 1.

LEGAL PROCEEDINGS

None.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

In May and June 2011 the Company closed on an aggregate of $300,000 (the “Funds”) in convertible notes pursuant to a series of Convertible Bridge Loan Agreements (collectively, the “Loan Agreements”) with certain investors whereby the Company agreed to sell 6% Convertible Promissory Notes (the “Notes”) and Warrants (the “Warrants”). The Notes bear an annual interest rate of 6% and will be converted into shares of common stock of the Company upon the closing of any equity financing round for an amount of not less than $2,000,000 on or prior to December 31, 2011 (the “Closing Date”). Conversion, if it occurs, shall be at a 25% discount to the price per share of the Qualified Financing Round. In the event the Qualified Financing Round does not take place on or prior to the Closing Date, the Notes shall become due, plus interest accrued to date. The Warrants expire five years from the date of issuance and the number of shares of common stock of the Company exercisable shall be calculated at the time of closing of the Qualified Financing Round and shall be equal to 20% of the value of the Note divided by the exercise price determined at the Closing Date. The Company intends to use the Funds for working capital purposes and for further financing and business development activities.

Item 6.

EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Bylaws		S-1	3.2	02-26-09
4.1	2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan Dated May 19, 2006		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Assignment of Interest Agreement between Bakken Resources, Inc (formerly Multisys Language Solutions, Inc.) and Peter Schmid dated June 11, 2008		S-1	10.2	02-26-09
10.2	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.3	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.4	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.5	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.7	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.8	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated February 1, 2011		8-K	10.1	2-7-11
10.9	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated February 1, 2011		8-K	10.2	2-7-11
10.10	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	2-9-11
10.11	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	3-24-11
10.12	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11

10.13	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11
10.14	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009		10-K	10.14	04-15-11
10.15	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003		10-K	10.15	04-15-11
10.16	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004		10-K	10.16	04-15-11
10.17	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.17	04-15-11
10.18	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008		10-K	10.18	04-15-11
10.19	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.19	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005		10-K	10.20	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003		10-K	10.21	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004		10-K	10.22	04-15-11
10.23	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.23	04-15-11
10.24	Form of Convertible Bridge Loan Agreement 2011		8-K	10.1	05-25-11
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 15, 2011	BAKKEN RESOURCES, INC. /s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)
/s/ David Deffinbaugh David Deffinbaugh CFO, Treasurer, and Director (Principal financial and accounting officer)