Form 10-Q
period 2011-09-30
BAKKEN RESOURCES INC
filed 2011-11-18
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-50344

BAKKEN RESOURCES, INC. (Name of small business issuer in its charter)

Nevada	26-2973652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1425 Birch Ave. Suite A, Helena, MT 59601 (Address of principal executive offices, including zip code)
(406) 442-9444 (406) 442-9444 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated file	☐	Accelerated file	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of issuer’s outstanding common stock as of November 14, 2011 was 56,267,500.

BAKKEN RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$1,170,729	$1,081,682
Accounts receivable	64,973	—
Prepaids	4,350
Deferred financing costs	8,908	—
Total Current Assets	1,248,960	1,081,682

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $4,016 and $0	19,993	13,661
MINERAL RIGHTS AND LEASES, net of accumulated
depletion of $2,712 and $0	1,896,288	1,649,000

Total Assets	$3,165,241	$2,744,343

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$3,120
Accrued liabilities	23,724	19,438
Payroll liabilities	6,928	—
Related party payable	—	7,500
Convertible debt	300,000
Current portion installment	120,000	120,000
Deferred Income	20,189
Total Current Liabilities	470,841	150,058

Long-term portion installment	1,039,000	1,129,000

Total Liabilities	1,509,841	1,279,058

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized,
56,267,500 and 53,337,500 shares issued and outstanding	56,268	53,338
Additional paid-in capital, net of offering costs	2,465,717	1,623,587
Accumulated deficit	(866,585)	(211,640)
Total Stockholders' Equity	1,655,400	1,465,285

Total Liabilities and Stockholders' Equity	$3,165,241	$2,744,343

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES	$118,793	$—	$149,832	$—

OPERATING EXPRENSES:
Distribution and advertising	—	—	1,160	—
Depreciation and depletion	2,825	250	6,728	750
Payroll	74,336	—	183,813	—
Professional fees	224,444	10,872	418,191	28,231
Royalty	—	—	—	200
General and administrative expenses	53,227	268	128,330	1,396
Total Operating Expenses	354,832	11,390	738,222	30,577

LOSS FROM OPERATIONS	(236,039)	(11,390)	(588,390)	(30,577)

OTHER INCOME (EXPENSES):
Interest income	174	—	1,911	—
Other income	—	—	—	4,008
Interest expense	(29,887)	(131)	(68,466)	(328)
Total other income (expenses)	(29,713)	(131)	(66,555)	3,680

NET LOSS	$(265,752)	$(11,521)	$(654,945)	$(26,897)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	56,195,761	6,157,500	55,432,299	5,924,533

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2011

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances - December 31, 2010	53,337,500	$53,338	$1,623,587	$(211,640)	$1,465,285

Common stock issued for cash, net of offering costs	3,080,000	3,080	723,920	—	727,000

Common stock returned to the Company and cancelled	(750,000)	(750)	750	—	—

Common stock issued for the exercise of warrants	300,000	300	9,700	—	10,000
Stock compensation			33,060		33,060
Common stock issued for services	300,000	300	74,700		75,000
Net loss	—	—	—	(654,945)	(654,945)

Balances – September 30, 2011	56,267,500	$56,268	$2,465,717	$(866,585)	$1,655,400

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(654,945)	$(26,897)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and depletion expense	6,728	750
Amortization of deferred financing costs	12,092
Common stock issued for services	75,000
Accrued stock-based compensation	33,060
Impairment loss	—	—
Changes in operating assets and liabilities:
Accounts receivable	(64,973)	(1,972)
Prepaids	(4,350)	—
Accounts payable	(3,120)	10,990
Accounts payable - related party	(7,500)
Accrued liabilities	11,214	(2,938)
Deferred income	20,189	—
NET CASH USED BY OPERATING ACTIVITIES	(576,605)	(20,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of mineral rights	(250,000)
Cash paid for acquisition of property and equipment	(10,348)	—
NET CASH USED IN INVESTING ACTIVITIES	(260,348)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note payable		15,000
Payments made on related party note payable		(8,500)
Payments made on debt	(90,000)	—
Proceeds from convertible notes payable	300,000	—
Cash paid for debt financing costs	(21,000)
Proceeds from the exercise of warrants	10,000	—
Proceeds from sale of common stock, net of offering costs	727,000	385,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	926,000	391,500

NET CHANGE IN CASH	89,047	371,433
Cash at beginning of period	1,081,682	3,855
Cash at end of period	$1,170,729	$375,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$45,588	$164
Taxes paid	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock returned to the Company and cancelled	750

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

During the period ended September 30, 2011, the Company recognized no impairment of its oil and gas properties.

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement the Company will recognize revenue when received pursuant to 14 separate mineral leases granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Brigham Resources, and 3) Texon L.P. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement. Oasis Petroleum, Inc., pursuant to the terms and conditions of the leases, is required to drill nine wells in the acquired Holms Property, Bakken Formation, before December 31, 2011 in order to retain the leases and keep them in good standing. The royalty income is calculated monthly and the Company recognizes royalty income upon receipt of the royalty report. At September 30, 2011 there were four working wells pursuant to the agreement.

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

Under the terms of the loan from Multisys to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan. The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between Multisys and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven. After exercise of the option and executing the asset purchase agreement with Holms Energy, Multisys Acquisition purchased the gas and oil production royalty rights of Rocky and Evenette Greenfield for an aggregate of $1,249,000 plus interest as follows:  installment payments in the amount of $120,000 per year, or $30,000 per quarter plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000. As of September 30, 2011, the unpaid balance of this installment note totaled $1,159,000.

On September 21, 2011, the Company purchased an undivided 50% interest in minerals contained in approximately 2,200 acres located in Glacier County, Montana.  The purchase price of these rights was $250,000.

Depletion expense recorded on the mineral rights for the nine months ended September 30, 2011 was $2,712.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related party payable – officer

On November 26, 2010, the Company exercised the Option to Purchase Assets Agreement with Holms Energy, which is owned by an officer of the Company. As part of the transaction, $7,500 was unpaid at December 31, 2010. It was subsequently paid in full on January 31, 2011.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During May and June 2011, the Company borrowed $300,000 from investors. The notes are unsecured, bear interest at 6% per annum and mature on December 31, 2011. Each of the notes will automatically convert into the next equity financing with gross proceeds of at least $2,000,000 at the lower of a 25% discount to the equity sales price or $0.50 per share. The notes also require the Company to grant the investors common stock warrants equal to 20% of the value of the principal of the notes. The warrants will have an exercise price equal to the per share exercise price of warrants issued in connection with the Company’s next qualified equity financing. As of September 30, 2011, the unpaid principal balance on these notes was $300,000.

In connection with these notes, the Company paid cash commissions of $21,000. The commissions were recorded as deferred financing costs and are being amortized over the life of the notes using the effective interest rate method. During the nine months ended September 30, 2011, amortization of $12,092 was recorded.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Common Stock Warrants

During the nine months ended September 30, 2011, the Company sold an aggregate of 1,490,000 common stock units at $0.50 per unit to private investors. Each unit consists of two shares of common stock plus one common stock purchase warrant that is exercisable at $0.50 per share for a term of three years, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more, for a total of 2,980,000 common shares and 1,490,000 warrants sold, total cash of $667,000 was received net of offering costs of $68,000. As of September 30, 2011, none of these warrants have been exercised.

During the nine months ended September 30, 2011, the Company issued 300,000 common shares for the exercise of warrants for total cash proceeds of $10,000.

During the nine months ended September 30, 2011, the Company sold an additional 100,000 common shares for total cash proceeds of $50,000.

During the nine months ended September 30, 2011, 750,000 previously issued common shares were returned to the Company and cancelled.

During March 2011, the Company entered into a consulting agreement and issied the consultant 100,000 units which vest over six months. Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years from the date of issuance, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more. The fair value of the grant was determined to be $50,000 and it is being recognized over the service period of six months. During the nine months ended September 30, 2011, stock-based compensation of $50,000 was recorded.

During June 2011, the Company entered into a consulting agreement and granted the consultant 100,000 units which vest over six months. Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years from the date of issuance, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more. The fair value of the grant was determined to be $50,000 and it is being recognized over the service period of six months. During the nine months ended September 30, 2011, accrued stock-based compensation of $33,060 was recorded. The remaining $16,940 will be recognized over the remaining service period.

During July 2011, the Company entered into a consulting agreement and granted the consultant 100,000 common shares which vested September 30, 2011.  The fair value of the grant was determined to be $25,000 and was recognized over the service period of three months.  During the nine months ended September 30, 2011, accrued stock-based compensation of $25,000 was recorded.

The table below summarizes the Company’s warrant activity for the nine months ended September 30, 2011:

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2010	4,250,000	$0.45
Granted	1,690,000	0.50
Canceled	—	—
Exercised	300,000	0.03
Expired	—	—
Balance, September 30, 2011	5,640,000	0.48
Exercisable, September 30, 2011	5,640,000	$0.48

At September 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.45 to $0.50 and 2.26 years, respectively. At December 31, 2010, the exercise price and the weighted average remaining contractual life of the warrants outstanding were $0.033 to $0.50 and 2.75 years, respectively.

Common Stock Options

On June 25, 2010, the Company increased the total common stock, available in the Company's 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares.  As of September 30, 2011, no common stock options have been granted.

 NOTE 7 – SUBSEQUENT EVENTS

None

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2011 and September 30, 2010

Revenue. We generated revenue for the three months ended September 30, 2011 of $118,793, compared to revenue of $0 for the three months ended September 30, 2010 and we generated revenue for the nine months ended September 30, 2011 of $149,832, compared to revenue of $0 for the nine months ended September 30, 2010. The revenue amounts for the periods ended September 30, 2011 are based on the actual production from our currently producing wells and are based on a conservative estimate of currently available public information. We have received four royalty checks to date. Typically, royalty checks from oil well operators can be delivered anytime between 60 to 180 days the month following initial production. Following oil well production, the oil well operator will usually seek a division order title opinion from any attorney which would describe the ownership of the production. Following issuance of this opinion, the oil well operator will generally issue division orders which would set forth payments to the royalty holders. North Dakota law requires payment of 18% annual interest if royalty payments are not made within 150 days after oil produced by the well is marketed. For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org.

On July 20, 2011 and July 22, 2011 we received division orders from Continental Resources and Oasis Petroleum with respect to two of our currently producing wells. The orders reflect royalty interests of 0.01376144% and 0.01117505%, respectively.

Operating Expenses. Operating expenses were $354,832 for the three-month period ended September 30, 2011 compared to $11,390 for the same period in 2010, an increase of $343,442. Operating expenses were $732,222 for the nine month period ended September 30, 2011 compared to $30,577 for the same period in 2010, an increase of $707,645. The increase in 2011 is principally attributable to costs and expenses for the salaries of our officers and outside consultants and other related costs relating to the new business plan of the Company as an independent energy company.

Our material financial obligations include our salaries paid to our current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

The Company has historically met our capital requirements through the issuance of stock and by borrowings. From November 2010 through June 2011, the Company raised approximately $2.40 million (net of offering costs of approximately $0.2 million) in equity financing and an additional $300,000 as a result of its sale of convertible notes. As of September 30, 2011, the Company had cash of $1,170,729. Our recent rate of use of cash in our operations over the last three months has been approximately $114,500 per month and consists mainly of asset acquisition costs, salaries, office rent, travel and professional fees. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the royalties received through sales of our oil reserves in our existing properties. No assurances, however, can be given that such royalties will be received sufficient to fund operating expenses. If the Company does not generate sufficient revenues it will continue to finance operations through equity and/or debt financings.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II – OTHER INFORMATON

Item 1.

LEGAL PROCEEDINGS

None.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

On September 30, 2011, the Company sold an aggregate of 100,000 shares of restricted common stock of the Company to accredited investors for gross proceeds of $50,000, or $0.50 per share.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None.

Item 6.

EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Bylaws		S-1	3.2	02-26-09
4.1	2006 Non-Qualified Stock Option and Stock Appreciation Rights Plan Dated May 19, 2006		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Assignment of Interest Agreement between Bakken Resources, Inc (formerly Multisys Language Solutions, Inc.) and Peter Schmid dated June 11, 2008		S-1	10.2	02-26-09
10.2	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.3	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.4	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.5	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.7	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.8	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated February 1, 2011		8-K	10.1	2-7-11
10.9	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated February 1, 2011		8-K	10.2	2-7-11
10.10	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	2-9-11
10.11	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	3-24-11
10.12	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11

10.13	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11
10.14	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009		10-K	10.14	04-15-11
10.15	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003		10-K	10.15	04-15-11
10.16	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004		10-K	10.16	04-15-11

10.17	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008	10-K	10.17	04-15-11
10.18	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008	10-K	10.18	04-15-11
10.19	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.19	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005	10-K	10.20	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003	10-K	10.21	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004	10-K	10.22	04-15-11
10.23	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.23	04-15-11
10.24	Form of Convertible Bridge Loan Agreement 2011	8-K	10.1	05-25-11
10.25	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc.	8-K	10.1	09-27-11
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 18, 2011	BAKKEN RESOURCES, INC. /s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)
/s/ David Deffinbaugh David Deffinbaugh CFO, Treasurer, and Director (Principal financial and accounting officer)