Form 10-K
period 2011-12-31
BAKKEN RESOURCES INC
filed 2012-04-16
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to_____.

Commission File Number: 000-53632

 BAKKEN RESOURCES, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2973652 (I.R.S. employer identification number)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark if the disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]      Non- accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]  NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2011 is $28,133,750  based on the sale price of the shares in a private placement that closed on September 30, 2011 at a price of $0.50 per share.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.  The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “BKKN”.

Number of shares outstanding of the issuer’s common stock as of April 16, 2012 is 56,935,350 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Mine Safety Disclosures

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

        We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.

        From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as "estimate," "project," "predict," "believe," "expect," "anticipate," "target," "plan," "intend," "seek," "goal," "will," "should," "may" or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

        Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our company's operations, products, services and prices.

        We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in "Item 1A. Risk Factors" and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

        Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the "SEC") which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

BAKKEN RESOURCES, INC.

ANNUAL REPORT OF FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.   BUSINESS.

Overview and Background

Bakken Resources, Inc. (“the “Company”, “BRI”, “we”, “us”, or “our”) owns 50% of the mineral rights to approximately 6,000 gross acres of land located about 8 miles southeast of Williston, North Dakota.  These mineral rights currently bear to us an average 8.5% royalty from the oil and gas produced on such land.  The area is part of what is commonly referred to as the Bakken oil shale formation, Bakken Formation or Bakken.  Oil shale is a geological sedimentary formation that is typically rich in kerogen, an organic material.  When kerogen is heated or broken down, it releases natural gas and oil.

There were originally 14 independent executed oil and gas leases with three contracted oil drilling companies on various parcels of land constituting the 6,000 gross acres (and approximately 3,000 net mineral acres) on which we have mineral rights royalty interests.  The contracted oil drilling companies with whom we are parties in interest pursuant to lease agreements that we acquired rights to in November 2010; include Oasis Petroleum having 11 leases, Continental Resources, Inc. having 2 leases and Texon L.P with 1 lease (collectively, the “Lessees”).  We have no rights to influence the activities conducted by these Lessees of our mineral rights, but if the Lessees do not accomplish the agreed upon drilling programs within the timeline, they can lose their leases.

The predecessor to our company was incorporated on June 6, 2008, under the laws of the State of Nevada, under the name Multisys Language Solutions, Inc. (“MLS”).  MLS was unable to develop the interactive multimedia language education business into a financially viable business, and its board of directors decided to redirect its business and acquire oil and gas rights via an option to purchase certain oil and gas rights from Holms Energy, LLC, a private Nevada company (“Holms Energy”).  On June 11, 2010, MLS and Multisys Acquisition, Inc., its wholly-owned Nevada subsidiary, entered into an Option to Purchase Assets Agreement with Holms Energy, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to purchase certain oil and gas production royalty rights on land in North Dakota.  On November 26, 2010 MLS exercised this option by paying Holms Energy $100,000, issuing forty million (40,000,000) shares of common stock to them, and granting Holms Energy a 5% overriding royalty on all gross revenue generated from the Company's gas and oil production royalty revenues.  Subsequent to the closing of the Asset Purchase Agreement with Holms Energy, on December 10, 2010, MLS changed its name to Bakken Resources, Inc.  These transactions and the resulting change of control are described below under Acquisition of Assets.

Description of Oil Leases and Oil Production

BRI currently derives its primary source of revenue from royalties generated from leasing its mineral acreage.  BRI’s mineral acreage consists of approximately 3,000 net mineral acres located primarily in McKenzie County, North Dakota.  Such 3,000 net mineral acres are currently spread across 14 spacing units.  Operators in the area where BRI’s minerals are located have been approved for up to eight wells per spacing unit (typically 1,280 acres), but generally petition for permits prior to the commencement of drilling in a particular spacing unit.  Assuming this would apply for all spacing units under which BRI has mineral acres, BRI would have a royalty interest in up to 112 wells.  Note, however, that the royalties due to BRI under any particular well would vary based on the number of acres BRI has under any particular spacing unit where there is a producing well.

As of December 31, 2011, BRI received royalty income primarily from two producing wells, commonly known as the Missoula and the Hystead wells.  During 2011, the amount of such royalties received from these two wells was approximately $218,000.  BRI has interest under several other wells which have been drilled and likely producing, but for whom royalties are still not been received as of December 31, 2011.

With respect to drilling operations, pursuant to the North Dakota Oil and Gas Commission, long lateral deep horizontal multi-stage fracking wells in the Bakken Formation must be permitted in spacing unit of not less than 640 acres, up to 1,280 acres, with some exceptions.  The spacing units have to be approved and permitted in advance of drilling by the North Dakota Oil and Gas Commission.  When a horizontal well is drilled in the area where the subject property is located, they typically drill down about 9,500 vertical feet and then utilize a downhole directional drilling tool to flatten the hole to 90 degrees and drill horizontally down the oil and gas producing formation.  Horizontal directional drilling provides more contact area to the oil bearing formation than a typical vertical well.  This method of drilling together with fracking is referred to as an enhanced oil recovery method, and is the primary source of recovery from the Bakken Formation.  BRI does, however, have interests in certain wells not drilled into the Bakken Formation.

Some of our acreage is subject to joint venture and drilling agreements between Oasis Petroleum and Continental Resources. Oasis and Continental filed jointly for and were granted approval for one spacing unit and Oasis Petroleum received approval for six allowances by the North Dakota Oil and Gas Commission to drill eight wells in the Bakken Formation, which a portion of the Holms Property (defined herein) has been included in each of the eight approved spacing units.  BRI is not a party to such agreements but will receive royalties for any wells drilled under such drilling agreements.

Acquisition of Assets

On June 11, 2010, Multisys Language Solutions, Inc. or MLS, Multisys Acquisition, and Holms Energy entered into an Option to Purchase Assets Agreement, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to exercise an Asset Purchase Agreement to assign all right, title, and interest of specific Holms Energy owned oil and gas mineral rights to Multisys Acquisition.  On November 26, 2010, MLS completed an initial closing of a private placement in the amount of $1,545,000 that issued 6,180,000 shares at $0.25 per share and 3,090,000 three-year warrants exercisable for 3,090,000 shares at $.50 per share, callable at $0.01 per share at any time after November 26, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more.  We concurrently exercised the option with Holms Energy and executed an Asset Purchase Agreement by and between MLS, Holms Energy, and Multisys Acquisition in order to acquire certain interests in mineral rights and assets from Holms Energy.  The option was exercised on November 26, 2010 and the Asset Purchase Agreement was entered into on November 26, 2010 by paying the consideration to Holms Energy detailed in the Asset Purchase Agreement.  Under the Asset Purchase Agreement, Multisys Acquisition paid Holms Energy $100,000, issued Holms Energy 40,000,000 shares of restricted common stock, and granted to Holms Energy a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing.  With the issuance of the 40,000,000 shares to the Holms Energy members, the Holms Energy members own a controlling interest in BRI.  Holms Energy disbursed 40,000,000 shares to its members on a ratable ownership basis as a dividend to members.

The Asset Purchase Agreement related to the acquisition of: 1) certain Holms Energy mineral rights in oil and gas rights on approximately 6,000 gross acres and 3,000 net mineral acres of land located in McKenzie County, 8 miles southeast of Williston, North Dakota (the “Holms Property”); 2) potential production royalty income from wells to be drilled on the property whose oil and gas mineral rights are owned by Holms Energy; and 3) the transfer of all right, title and interest to an Option to Purchase the Greenfield mineral rights entered into between Holms Energy and Rocky and Evenette Greenfield dated June 18, 2010 related to purchasing additional oil and gas mineral rights and production royalty income on the Holms Property for One Million Six Hundred Forty Nine Thousand ($1,649,000) Dollars (the “Greenfield Option”) (altogether, the “Asset Acquisition”).  The Greenfield Option was subsequently exercised by Holms Energy on November 12, 2010, and those Greenfield mineral rights were acquired by Multisys Acquisition through the Asset Purchase Agreement with Holms Energy.  Holms Energy exercised the Greenfield option and executed the Asset Purchase Agreement on the Greenfield mineral rights on November 12, 2010 using $385,000 of a $485,000 one month non-interest bearing loan from BRI to complete the initial payment of $400,000, of which $15,000 was already paid by Holms Energy.  The purchase price of the Greenfield mineral rights under the agreement with Holms Energy was an aggregate of $1,649,000 plus interest as follows:  an initial payment of $400,000; installment payments in the amount of $30,000 per quarter plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000.  The collateral for the loan was the Greenfield mineral rights.  Under the terms of the loan from BRI to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan.  The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between BRI and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven.  In conjunction with the exercise of the option and execution of the Asset Purchase Agreement with Holms Energy, Multisys Acquisition acquired the rights to the Asset Purchase Agreement between Holms Energy and the Greenfields and therefore purchased the gas and oil production royalty rights of Rocky and Evenette Greenfield.

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

Business Strategy

We plan to focus on evolving into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties.  We plan to initially focus our activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.  To date, we have collected approximately $247,000 in revenues from royalties generated from our mineral rights.

Per our business plan and strategy, we have pursued relationships to gather information on future potential oil and gas drilling projects and explored and contemplated possible joint partnerships in other drilling programs.  We previously announced our acquisition of mineral acreage in the Duck Lake region of Western Montana, in a potential oil play commonly referred to as the Alberta Bakken.  The Company remains in discussion with various groups for strategic partnerships and plans to announce the completion of such arrangements if and when they are consummated.

Geology of the Bakken Formation

The geological formation, as well as many other criteria, determines the production level of any commercial wells, which impact the potential future royalty revenue, if any.  The following profile of the Williston Basin gives an idea as to the value of our mineral assets.  Our original 14 leases are in a geographic area known as the Williston Basin, which is a large intracratonic sedimentary basin in eastern Montana, western North and South Dakota and southern Saskatchewan known for its rich deposits of petroleum and potash.  The basin is a geologic structural basin but not a topographic depression; it is transected by the Missouri River. The oval-shaped depression extends approximately 475 miles (764 km) north-south and 300 miles (480 km) east-west.  The map below shows the general location of the Bakken Formation (not intended to show or represent the location of any oil fields).

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

The Bakken Shale in the Williston Basin is over 11,000 ft. deep at the center of the formation and rises to 3,100 ft. on the edges of the basin.  The Bakken Formation is composed of three distinct members.  The first layer averages twenty three feet in depth and consists of blackish marine shale.  The second member runs from 30 ft. to 80 ft. and composed of interbedded limestone, siltstone, sandstone and dolomite.  The bottom member is a dark black marine shale that averages 10 ft. to 30 ft. in thickness.  All three formations that make up the Bakken are rich in an organic material called Kerogen.  When Kerogen is heated (thermogenic processes) or broken down by organic means (biogenic processes), natural gas and oil are created.  The Bakken Formation is capped by a very thick limestone formation called the Lodgepole.  It is because of this limestone cap that there is so much gas and oil trapped in the shale horizon.  The Bakken Formation is what is considered a thermally mature deposit and the oil from the Bakken has a 41 specific gravity and is deemed to be commercially high grade crude oil.

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

Two technologies are currently being used to enhance horizontal drilling: 1) log while drilling (LWD); and 2) drill string radar (DST).  LWD uses long sensors which read gamma radiation given off by the formation, which provides real time information to the drillers and this information is gathered and assists drillers to drill in the optimum sections of the formation.  DST provides information to the driller on the surface as to what direction, angle and depth the well is being drilled.  The combination of the two technologies greatly assists keeping the drill bit in the optimum location within the Bakken Formation.

Example of Horizontal Drilling

Governmental Regulations

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole.

Regulation of Oil and Natural Gas Production. Oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies.  For example, the state of North Dakota and Montana requires permits for exploration drilling, operation of commercial wells, submission of several reports concerning operations of wells and imposes other requirements relating to the production of oil and natural gas.  Such states may also have statutes and regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.  Failure to comply with any such rules and regulations can result in substantial penalties.   The regulatory burden on the oil and gas industry will most likely increase the cost of doing business and may affect our potential for profitability.  Although we believe that we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.  Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

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

Our production royalties derived from oil and gas production from the Holms Property are expected to be sold by the Lessees at prices tied to the spot oil markets.  If any gas is produced from wells drilled on property that we own rights to, the mineral rights will have limited market value because there are limited gas gathering lines available in the immediate area and only a percentage of gas produce will be purchased.  We will be required to rely on the Lessees to market and sell any future gas production.

Employees

We currently have two full-time employees and one part-time employee, respectively, Val Holms, President and Chief Executive Officer; Karen Midtlyng, Secretary and Director and David Deffinbaugh, Chief Financial Officer.  All of our appointed executives have entered into written employments agreements. As drilling production activities continue to increase by our Lessees, and if revenue from production royalties develops as anticipated and increases, we may hire additional technical, operational or administrative personnel as appropriate.  We are using and will continue to use the services of independent consultants and contractors to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Office Location

Our offices are located at 1425 Birch Ave., Suite A, Helena, MT 59601.  We also maintain a presence in New York City with a part-time office.

Available Information—Reports to Security Holders

Our website address is www.bakkenresourcesinc.com. We make available on this Website under “Company SEC Filings” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports for officers and directors, and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. These filings are also available to the public at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

In addition, BRI regularly monitors and maintains information relating to drilling activity on wells which it has a mineral interest.  Such information can also be found on our website.

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

Risks Associated with Our Business

We are an early stage company. We may never attain profitability.

The business of acquiring, exploring for, developing and producing hydrocarbon reserves is inherently risky.  We have a limited operating history for you to consider in evaluating our business and prospects. Our operations are therefore subject to all of the risks inherent in acquiring, exploring for, developing and producing hydrocarbon reserves, particularly in light of our limited experience in undertaking such activities. We may never overcome these obstacles.

Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit potential oil and natural gas reserves on terms that will be commercially viable for us.

Our current business model relies exclusively on uncertain future royalty payments as a source of future revenue.  We have no influence on the activities conducted by the Lessees with regards to the exploitation of mineral rights owned by the company.

Our current business model relates to the potential generation of revenue from royalties tied to certain leases.  These leases have been granted to experienced exploration and operating companies, both of whom have prior experience in drilling deep lateral multi-fracture horizontal wells.  Until such time as wells are drilled on property where the Company owns mineral rights; any future income will be uncertain.  Pursuant to the terms and conditions of the leases, we have no influence with regard to when the drilling will be undertaken, no decision making ability as to the location of any future wells and no influence as to the rate the wells are produced, if the operators are successful, of which there is no assurance.  In the event the Lessees fail to meet their drilling commitment, the company has only three options: 1) it can agree to grant an extension; 2) it can renegotiate the terms of the existing leases; or 3) it can legally terminate the leases.

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

Under the terms of the Asset Purchase Agreement with Holms Energy, we are obligated to make payments of $120,000 per year to Rocky and Evenette Greenfield under their Asset Purchase Agreement with Holms Energy to complete our purchase of mineral rights royalty interests from them.  Under full-time employment agreements with our President and Chief Executive Officer Val Holms and with our Secretary, Karen Midtlyng we are obligated to make salary payments of $180,000 per year and $72,000 per year, respectively.  In addition we are obligated to pay an average of $24,000 per year over five years for our office space under the terms of a lease agreement.

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

To achieve profitable operations in the future, we are primarily dependent upon the oil company Lessees to successfully execute on the factors stated above, along with continuing to develop strategies and relationships to enhance our revenue by financially participating and investing in various drilling programs with third parties.  Despite their best efforts, our Lessees may not be successful in their exploration or development efforts or obtain required regulatory approvals on the property where BRI is entitled to a production royalty.  There is a possibility that some, or most, of the wells to be drilled on our mineral rights properties may never produce natural gas or oil.

We are highly dependent on our current Chief Executive Officer.

Val M. Holms is our Chief Executive Officer, President, and a director.  The loss of Mr. Holms, upon whose knowledge, leadership, and technical expertise we heavily rely, would harm our ability to execute our business plan.

Our success will depend upon the future contributions of Mr. Holms, whose knowledge, leadership, and technical expertise would be difficult to replace.  If we were to lose his services, we may be forced to cease operations until such time as we could hire a suitable replacement for him.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and other federal securities laws applicable to reporting companies, including filing required reports and other information required on a timely basis.  It may be expensive to implement programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations, and we may not have the resources to do so.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business and decreased value of our stock.

Our lack of diversification will increase the risk of an investment in BRI, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our business focus initially is on the oil and gas industry on our oil and gas mineral rights property, located in McKenzie County, North Dakota.  Larger companies have the ability to manage their risk by diversification.  However, we currently lack diversification, in terms of both the nature and geographic scope of our business.  As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile.  If we cannot diversify or expand our operations, our financial condition and results of operations could deteriorate.  Initially, we are solely dependent on the expertise of our Lessees as the operator of our property.

Uncertain future royalty payment and limited influence on future drilling and exploration.

Our current business model relates to the potential generation of revenue from royalties tied to certain leases owned by us.  These leases have been granted to experienced exploration and operating companies, both of whom have prior experience in drilling deep lateral multi-fracture horizontal wells.  Pursuant to the terms and conditions of the leases, we have no influence with regard to when the drilling will be undertaken, no decision making ability as to the location of any future wells and no influence as to the rate the wells are produced, there are no assurances as to the success of the operators.

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

To continue to develop our business, we will endeavor to use the business relationships of our management to identify, screen, and enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other operating oil and gas exploration companies.  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them.  Even if we are able to engage in joint venture and enter into strategic investment relationships with existing operators, they may not be pursuant to terms and conditions that are favorable to us.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships.  If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

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

Our Articles of Incorporation includes provisions to eliminate, to the fullest extent permitted by Nevada General Corporation Law as in effect from time to time, the personal liability of directors of BRI for monetary damages arising from a breach of their fiduciary duties as directors.  The Articles of Incorporation also includes provisions to the effect that we shall, to the maximum extent permitted from time to time under the laws of the State of Nevada, indemnify any director or officer.  In addition, our bylaws require us to indemnify, to the fullest extent permitted by law, any director, officer, employee or agent of BRI for acts which such person reasonably believes are not in violation of our corporate purposes as set forth in the Articles of Incorporation.

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

The Depository Trust and Clearing Corporation, through its subsidiary DTC, provides electronic clearing, transfer, settlement and information services for Pink Sheet and over-the-counter stocks.  As of this date, we have not been approved for electronic trading using the DTC system.  Submission of materials in connection with an application for electronic trading has been delaying pending the completion of certain transactions.  Until we receive such approval, our stockholders will not be able to deposit their shares into brokerage accounts easily in order to sell the shares at times that are convenient to the stockholders.

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

Risks Related To the Oil and Gas Industry

Oil and natural gas prices are very volatile.  A protracted period of oil and natural gas prices below the prices in effect at April 15, 2012 may adversely affect our business, financial condition, results of operations or cash flows.

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

Initially, our future success will depend on the success of our development, exploitation, production, and exploration activities conducted by our Lessees as our operators on our mineral rights property.  Oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production.  Our decisions to participate in drilling projects, purchase mineral rights, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  The cost of drilling, completing, and operating wells is often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Furthermore, many factors may curtail, delay or cancel drilling, including the following:

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

ITEM 2.   PROPERTIES.

Description of Certain Property and Leases

General

On December 1, 2010, BRI entered into a one-year office lease, renewable for up to five years, for a 2,175 square foot executive office at 1425 Birch Ave., Suite A, Helena, MT 59601, for a monthly charge of $1,600 for the first year; $1,800 second year; $2,000 third year; $2,200 fourth year; and $2,400 fifth year.

As of December 31, 2011 BRI owns mineral rights for 6,000 (net 3,000) acres in the Bakken/Three Forks in North Dakota and approximately 2,200 acres in the Duck Lake area of Montana.  We own approximately 50% of the Bakken acreage minerals.  We own a 50% net mineral interest in the Duck Lake acreage minerals.

The BRI mineral rights are leased to three well operators, Oasis Petroleum, Continental Resources and Brigham Oil.  As of December 31, 2011, we have received division orders and royalty payments for two wells.

The Duck Lake mineral rights are leased but have not been developed as of December 31, 2011.

On September 21, 2011, the Company’s Board of Directors approved the purchase of the Duck Lake minerals from Lincoln Green, Inc (“LGI”).  Under the terms of the agreement, the Company agreed to pay LGI $250,000 for approximately 2,200 acres.

The following table presents information about the produced oil and gas volumes for the years ended December 31, 2011 and 2010.  The information comes from the North Dakota Industrial Commission website and royalty payments received from the well operators.  As of December 31, 2011, the Company has received division orders for two wells.  These reported amounts are from those wells.  The Company did not begin operations until late 2010.

	Year Ended December 31,

	2011	2010
Net Production
Oil (Bbl)	129,710	-

Natural Gas (Mcf)	132,375	-

Average Sales Price
Oil (per Bbl)	$ 86.02	$ 0.00

Natural Gas (per Mcf)	$ 0.00	$ 0.00

Depletion of oil and natural gas properties

Our depletion expense is driven by estimates of well production, estimates of number of wells to be drilled and the cost to acquire mineral leases.  No depletion expense was recorded during 2010.  Depletion expense of $74,892 was recorded during the year ended December 31, 2011

Location of BRI’s Mineral Rights

The following contains the descriptions and map of the locations where our mineral acreage currently reside (also includes locations of certain wells located on our properties).

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

Section 26:

SE 1/4

Section 35:

NE 1/4NE 1/4, S1/2NE 1/4, SE 1/4NW1/4, E1/2 NE, SWNE, SENW

Map Showing Drilling Units for

Bakken Resources, Inc.

McKenzie County, N.D.

(Each section is approximately 640 acres or one (1) square mile)

Description of Oil Leases and Oil Production

As of December 31, 2011 there were 6 (which have been consolidated from an original number of 14) oil and gas leases with our Lessees (Oasis Petroleum having 11 leases, Continental Resources having 2 leases and Texon L.P. with 1 lease).  The independent executed oil leases cover various parcels of land in the same general region.  Our lease agreements typically stipulate that the original three mineral owners, on a collective basis will receive a 17% production royalty, or 5.66% each.  Val M. Holms and his spouse, Mari P. Holms, owned 5.66% until BRI acquired all royalty rights relating to the leases previously held by Holms Energy. Rocky Greenfield and Evenette Greenfield owned 5.66% and now own 2.83% after the Company acquired the 2.83% from Holms Energy.  A private third party continues to own the other 5.66%.  The leases have lease periods of between 3 and 8 years with starting dates from March 2003 to December 2009.  All but three of the leases have landowner royalties payable by the oil company Lessees on gross proceeds from oil and gas production of 17%, with each of the three landowners having rights to 5.66% of the royalty.  The following table describes in general a representative sample of the leases held by the Company.

Legal	Lease	Gross	Net	Original	Current	Total Landowner Royalty
Description	Period	Acres	Acres	Leasee	Leasee	Percentage
151N, R100W, Section 6: Lots 2(40.00),3(40.00), SE4NW4, SW4NE4	7/29/08-7/29/13	1203.1	354.37	Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 8: NW4NW4, S2NW4, SW4, S2SE4, NE4NE4	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 9: Lots 1(21.20), 2(26.60), 3(42.10), 4(43.00), SW4NW4, SW4, S2SE4	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 10: Lots 2(18.80),3(17.20),4(34.20), S2SW4	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 15: NE4NW4	"			Empire Oil	Oasis Petroleum	17%
152N, R101W, Sec 1: SE4SE4	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 5: SWSW	7/14/08-7/14/13	193.38	63.54	Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 6: Lot 14(33.38) S2SE, SESW	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 7: Lot 1(33.53), Lot 2(33.55), E2NW4, NE4	3/1/05-3/1/12	307.08	102.36	Sundance	Oasis Petroleum	17.5%

152N, R100W, Sec 17: All plus all accretions and riparian rights thereto	9/9/03-9/9/11	2227.22	491.81	Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec:7: Lots 3(33.63), 4(33.59), E2SW, SE Plus all accretions and riparian rights thereto	“			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 20 All	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 21 All	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 18: Lot 1(33.63), NENW, N2NE	5/21/09-5/21/12	393.63	102.67	Empire Oil	Oasis Petroleum	17%
152N, R101W, Sec 13: N2NE, NW	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 22: W2, SE4	1/19/05-1/19/12	480	117.62	Armstrong	Oasis Petroleum	17.5%
152N, R100W, Sec 23: W2SW	7/14/08-7/14/11	80	19.63	Empire Oil	Oasis Petroleum	17%
152N, R100W Sec 29: NE, N2NW	11/24/04-11/24/11	800	83.92	Empire Oil	Oasis Petroleum	17%
152N, R101W, Sec 25: NWNE, S2NE, N2NW, SENW, NESW, N2SE, SESE	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 31: Lot 1(34.43), 2(34.49), 3(34.55), 4(34.61), E2W2, E2	7/14/08-6/10/12	858.08	167.11	Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 32: W2W2, SENW, NESW	"			Empire Oil	Oasis Petroleum	17%

The landowner royalty interest is the revenue royalty paid by the contracted oil drilling company (Oasis Petroleum for example) on whatever oil and gas revenue they generate from the particular lease.  If Oasis Petroleum generates $100,000 in oil and gas revenue from acreage subject to the BRI landowner royalty of 8.5%, BRI would receive in royalty payments of $8,500.  Pursuant to the 5% overriding royalty interest on all oil and gas revenue received by BRI from the assets purchased from Holms Energy for ten years (measured from the date of purchase), Holms Energy would receive a 5% over-riding royalty payment of $2,500 from BRI.   Royalties paid to BRI are adjusted to reflect the number of net mineral acres underlying the spacing under which the producing well is drilled.

The leases with Oasis Petroleum do not specify which geological formation must be drilled, but they are specific to oil and gas hydrocarbon drilling.  The Description of Property and Leases table above denotes which leases have mandatory drilling requirements.  Oasis Petroleum, Inc., pursuant to the terms and conditions of the leases, is required to drill nine wells before December 31, 2011 in order to retain the leases and keep them in good standing.  The leases do not impose any performance criteria on the Lessees except the date that well is required to be drilled.  We have no control over any operating decisions made by Oasis as it relates to: 1)  which formation it will drill;  2) levels at which the well will be produced; 3) who Oasis uses as contractor for drilling and completing wells; 4) who Oasis sells the oil and gas to; or 5) any influence on any aspect of recovery.  If the nine wells are not completed timely or if only a portion of the nine wells are completed and in compliance with the terms of the leases, we have only three options: 1) we can agree to grant an extension; 2) we can renegotiate the terms of the existing leases; or 3) we can legally terminate the leases.

Once a well is drilled and production established, of which there is no assurance, the lease is considered “held by production,” meaning the lease continues as long as oil is being produced.  Several of our leases, however, require the operator to have “continuous” drilling operations which would require the operator to continue drilling activities in order to qualify the lease to be held by production.  Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production.  All of our mineral rights and ownership in leases acquired from Holms Energy remain in good standing pursuant to the terms and conditions of the existing leases with the Lessees.

Given the recent drilling activity on our properties as well as the relatively recent development of horizontal drilling techniques in general, a proven reserve estimate is not obtainable at this time. Operators have estimated that the range of recoverable barrels of oil from a particular producing well can vary from 200,000 to as high as 1,000,000 barrels during its viable lifetime.

ITEM 3.   LEGAL PROCEEDINGS.

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC.  Allan Holms is the half-brother of BRI’s CEO, Val M. Holms.  The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants.  The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud.  The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC.  Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI.  Both our CEO, Val M. Holms, and BRI dispute such allegations in their entirety and intend to vigorously defend such claims.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

BRI’s common stock was approved for quotation on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) on July 29, 2009, under the symbol “MLTX”, and that symbol was changed to “BKKN” on December 17, 2010.  A limited public market for our common stock has developed on the OTC Bulletin Board.  For purposes of this Item the existence of limited or sporadic quotations should not of itself be deemed to constitute an “established public trading market”.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities were issued or may be issued in the future may have a substantial adverse impact on any such public market.  Present members of management and shareholders at December 2, 2010 when BRI ceased to be a “shell” company, satisfied the one year holding period of Rule 144 for public sales of their respective holdings in accordance with Rule 144 on December 2, 2011.  See the caption “Recent Sales of Unregistered Securities”, of this Item, below.  A minimum holding period of one year is required for resales under Rule 144 for shareholders of former shell companies, along with other pertinent provisions, including publicly available information concerning BRI, limitations on the volume of restricted securities which can be sold in any ninety (90) day period, the requirement of unsolicited broker’s transactions and the filing of a Notice of Sale on Form 144.

The quoted bid or asked price for the shares of common stock of BRI for the quarterly periods from January 1, 2011 through December 31, 2011 ranged from $0.20 to $0.95.

Holders

The number of record holders of BRI’s common stock as of the date of this Report is approximately 168.

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

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

▪

our financial condition;

▪

earnings;

▪

need for funds;

▪

capital requirements;

▪

prior claims of preferred stock to the extent issued and outstanding; and

▪

other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

Stock Option Plan

The Board of Directors approved the Stock Option Plan on November 3, 2008 and then on June 16, 2010, authorized an increase in the total common stock, $.001 par value, available in the Company's 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares, to be granted to officers, directors, consultants, advisors, and other key employees of BRI and its subsidiaries.  This was ratified by the shareholders on November 12, 2010.  The total number of options that can be granted under the plan will not exceed 5,000,000 shares.  Non-qualified stock options will be granted by the Board of Directors with an option price not less than the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant.  In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock.

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

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2011.  There are no equity compensation plans not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights. (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	0	$0	5,000,000
Total	0	$0	5,000,000

The transfer agent of BRI is Empire Stock Transfer, located at 1859 Whitney Mesa Dr., Henderson, NV, 89104.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

On November 26, 2010, we issued 6,180,000 shares of our restricted common stock to 25 accredited investors and three non-accredited investors at $.25 per share in a first round closing of a private placement of up to $2.5 million of securities pursuant to Rule 506 of Regulation D of the Securities Act of 1933.  Shares were offered in $.50 Units consisting of two shares of common stock and one Stock Purchase Warrant to purchase one share of common stock at $.50 for three years, callable at $0.01 per share at any time after November 26, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more.  The gross proceeds from the private placement offering were $1,545,000.  The private placement offering was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and Section 4(2) of the Securities Act.  The purchasers of the shares were provided with a private placement memorandum as well as copies of our Form 10-K filed on March 31, 2010 and our Form 10-Q for the quarter ended March 31, 2010, our Form 10-Q for the quarter ended June 30, 2010 filed on May 19, 2010.   We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that they were capable of evaluating the merits and risks of the investment.  The recipients had the opportunity to speak with our officers and directors prior to its investment decision.

The net proceeds to us from the sale of the 6,180,000 shares, after deducting the expenses of this offering and assuming that the maximum permitted commissions and non-accountable allowances are paid, are estimated to be approximately $1,400,000.  $80,000 was paid out to a non-affiliated foreign investment company in finder’s fees pursuant a consulting contract for identifying potential foreign investors that amounted to $800,000 invested in the Private Placement.  We used the funds from the private placement approximately as follows, (i) $400,000 was allotted to Holms Energy in exchange for the Greenfield mineral rights; (ii) $100,000 was used for the acquisition of the Holms Energy assets; (iii) 80,000 was paid in finder’s fee consulting contracts to a foreign investment company; and (iv) the balance of $820,000 was allocated to cover costs of the fundraising and acquisitions, and general working capital purposes of our company.  We may use a portion of the net proceeds for the acquisition of additional mineral rights which we believe are complimentary to those of our Company's business.  Pursuant to the Asset Purchase Agreement, BRI acquired existing mineral rights from Rocky and Evenette Greenfield from Holms Energy, we paid $400,000 as an initial down payment and now installment payments in the amount of $120,000 per year plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000 totaling $1,649,000 plus interest will be due.

Proceeds not immediately required for the purposes described above will be invested principally in United States government securities, short-term certificates of deposit, or other similar short-term, interest bearing investments.

The issuance of the shares to the members of Holms Energy, LLC was exempt from registration pursuant to Rule 505 of Regulation D under the Securities Act of 1933 and Section 4(2).  The members of Holms Energy were provided with copies of our Form 10-K filed on March 31, 2010, our Form 10-Q for the quarter ended March 31, 2010, our Form 10-Q for the quarter ended June 30, 2010 filed on May 19, 2010 and a copy of our definitive Schedule 14A.  In addition they each signed investor representation letters indicating that they were sophisticated investors who have the experience and resources to assess the valuation of the transaction and undertook not to sell their shares without an applicable exemption from registration.

On December 31, 2010, we issued an additional 860,000 shares of our restricted common stock to eight accredited investors at $0.25 per share and three year common stock purchase warrants to purchase 430,000 shares at $0.50 per share, for gross proceeds of $215,000 in a second round closing of a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933.  Shares were offered in units consisting of two shares of common stock and one Stock Purchase Warrant to purchase one share of common stock at $0.50 for three years, callable at $0.01 per share at any time after December 31, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more.  Including the first round closing of this private placement on November 26, 2010, the overall private placement of $1,760,000 then to date involved the issuance of an aggregate of 7,040,000 shares at $0.25 per share and 3,520,000 three-year callable warrants exercisable for 3,520,000 shares at $.50 per share callable at $0.01 per share at any time after December 31, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more.  The net proceeds of the private placement were primarily used to exercise the option to purchase Holms Property oil and gas rights, and the remaining funds were to be used for working capital, payment of referral fees to potentially acquire mineral rights and interests in existing oil and gas leases from other third parties, to participate in joint venture drilling programs primarily in Eastern Montana, Western North and South Dakota, with primary interest in the Bakken Formation, to acquire a precious metals company owned by Val Holms  (BR Metals Corporation), and for other general corporate purposes of BRI.

On February 4, 2011, we entered into agreements relating to the private placement of $50,000 of our securities through the sale of 200,000 shares of our common stock at $0.25 per share, with 100,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of this sale and callable at $0.01 per share at any time after February 4, 2012, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by the officers of the Company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from these sales of unregistered securities were used to funding Company operations.

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

With the conclusion of the March 18, 2011 closings, the raise under the original private placement for $2.5 million were completed in full.

In May and June 2011, we entered into a series of convertible debt agreements with certain investors in an aggregate amount of $300,000.   Such notes bear an annual interest rate of 6% and shall be converted into shares of common stock of the Company upon the closing of a qualified equity financing round prior to December 31, 2011.  Conversion, if it occurs, would be at a 25% discount to the price per share of the qualified financing round.  Interest on the Notes shall not be deemed payable in the event of an equity conversion pursuant to a qualified financing round.  The Company issued the notes pursuant to the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.  In January 2012, holders of $155,000 of such notes elected to convert at a price of $0.375 per share.  Also in January 2012, holders of $95,000 of note elected to extend such notes until June 30, 2012.

In September 2011 and February 2012, we sold an aggregate of 150,000 shares of common stock of the Company at $0.50 per share pursuant to subscription agreements.  The February 2012 investors also received 25,000 warrants exercisable at $0.75 per share reflecting 50% of the original investment amount.  The Company received gross proceeds of $75,000 in connection with this sale.  The Company issued the shares and warrants pursuant to the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new acquisitions, products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Risk Factors” under Item 1A above that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

Overview

BRI is an oil and gas exploration company, with properties located mostly in the Bakken.  As of April 16, 2012, the Company owns 50% of the mineral rights to approximately 6,000 gross acres of land located about 8 miles southeast of Williston, North Dakota.  Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of 12.5% from the oil and gas produced on such lands.  We have no rights to influence the activities conducted by the Lessees of our mineral rights.  In the event the operators fail to meet their drilling commitment, the Company has only three options: 1) it can agree to grant an extension; 2) it can renegotiate the terms of the existing leases; or 3) it can legally terminate the leases.  We will focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.

On February 4, 2011, we entered into agreements relating to the private placement of $50,000 of our securities through the sale of 200,000 shares of our common stock at $0.25 per share, with 100,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of this sale and callable at $0.01 per share at any time after February 4, 2012, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more.  In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable.  The placement was undertaken by the officers of the Company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from these sales of unregistered securities were used to funding Company operations.

On March 18, 2011, we entered into agreements relating to the private placement of $695,000 of our securities on substantially similar terms as in the February 4, 2011 closing.  The placement was undertaken by the officers of the Company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The proceeds from these sales of unregistered securities were used to funding Company operations. With the conclusion of the March 18, 2011 closings, the raise under the original private placement which commenced in November 2010 for $2.5 million were completed in full.

In May and June 2011, we entered into a series of convertible debt agreements with certain investors in an aggregate amount of $300,000.   Such notes bear an annual interest rate of 6% and shall be converted into shares of common stock of the Company upon the closing of a qualified equity financing round prior to December 31, 2011.  Conversion, if it occurs, would be at a 25% discount to the price per share of the qualified financing round.  Interest on the Notes shall not be deemed payable in the event of an equity conversion pursuant to a qualified financing round.  The Company issued the notes pursuant to the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.  In January 2012, holders of $155,000 of such notes elected to convert at a price of $0.375 per share.  Also in January 2012, holders of $95,000 of note elected to extend such notes until June 30, 2012.

In September 2011 and February 2012, we sold an aggregate of 150,000 shares of common stock of the Company at $0.50 per share pursuant to subscription agreements.  The February 2012 investors also received 25,000 warrants exercisable at $0.75 per share reflecting 50% of the original investment amount.  The Company received gross proceeds of $75,000 in connection with this sale.  The Company issued the shares and warrants pursuant to the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Results of Operations

Our general and administrative costs increased significantly from $12,996 for the year ended December 31, 2010, to $417,589 for the year ended December 31, 2011.  This increase was attributable primarily to rent, supplies, administrative expenses, consulting fees, professional fees, travel costs, utilities at the corporate office, and stock issued for Director compensation.

The following tables provide selected financial data about our company as of December 31, 2011, and December 31, 2010.

Balance Sheets Data:	December 31, 2011	December 31, 2010
Cash	$956,263	$1,081,682
Mineral rights and leases, net of accumulated depletion	1,824,108	1,649,000
Total assets	$3,003,679	$2,744,343

Total current liabilities	$569,682	$150,058
Stockholders’ equity	1,428,885	1,465,285
Total liabilities and stockholders’ equity	$3,003,679	$2,744,343

Selected Statements of Operations Data:	For the Fiscal Year ended December 31, 2011	For the Fiscal Year ended December 31, 2010
Revenue	$ 269,501	$ -
Payroll	259,800	-
Professional fees	567,436	65,680
General and administrative	417,589	12,996

Net Loss	$ (1,148,400)	$ (97,695)
Net Loss Per Common Share	$ (0.02)	$ (0.01)

Our cash in the bank at December 31, 2011 was $956,263.  Net cash provided by financing activities since June 6, 2008 (inception) through December 31, 2011 was $2,569,037 from proceeds received for subscriptions under private placements minus offering costs and subtracting $100,000 in stockholder distribution.

Net cash used in operating activities for the period from June 6, 2008 (inception) through December 31, 2011, was $920,068.  For the year ended December 31, 2011, our total operating expenses were $1,326,927 as compared to $88,143 for the year ended December 31, 2010, which increase is primarily attributable to increased payroll expense, professional fees, increased general and administrative expenses, and loss on impairment of asset.  We expect our expenses to decrease to approximately $80,000 per month over the next twelve months compared to the year ended December 31, 2010 due to, decreased professional fees, and decreased travel costs.  Our material financial obligations include our public reporting expenses, transfer agent fees, bank fees, and other recurring fees.

For the year ended December 31, 2011, professional fees were a significant portion of our operating expense.  Professional fees can be broken down into the following categories: (i) consultant fees in connection with certain financing efforts totaled $317,347, of which $125,000 was stock based compensation; (ii) legal costs totaled $190,576; and (iii) other professional fees (accounting, auditing, Edgar processing/filings and transfer agent services) totaled $59,513.  The Company anticipates these fees will be significantly lower in 2012.

Liquidity and Capital Resources

As of December 31, 2011 we had cash of $956,263.  Our recent rate of use of cash in our operations over the last twelve months has been approximately $95,000 per month and our burn rate decreased in January 2012 to $80,000 per month due to decreased professional fees, decreased travel cost and increased royalty payments received.  On November 1, 2010, we raised $50,000 through the sale of securities in two private transactions.  We completed an initial closing of a private placement of $1,545,000 on November 26, 2010, and a secondary closing of the private placement on December 31, 2010 in the amount of $215,000.  Given our recent rate of use of cash in our operations we have sufficient capital to carry on operations for the next year.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

Net cash provided by financing activities for the period from June 6, 2008 (inception), through December 31, 2011, was $2,569,037.  This funding came from:

▪

43 investors in an offering of common stock at $0.033 per share totaling $110,250 that ended in October of 2008

▪

$750 from our three officers for common stock at $0.0003 per share

▪

a private common stock sale of 600,000 common shares for $10,000 on April 16, 2010

▪

a private common stock sale of 140,000 common shares for $35,000 on November 1, 2010

▪

proceeds from a private placement closed December 31, 2010, totaling $1,760,000, minus $139,075 in offering costs

▪

subtracting $100,000 in stockholder distribution

▪

subtracting payments made on debt of $123,888 during 2011

▪

subtracting cash paid for deferred financing costs of $21,000 during 2011

▪

proceeds from the issuance of convertible debt of $300,000 during 2011

▪

proceeds from the exercise of warrants of $10,000 during 2011

▪

$727,000 of proceeds received for the sale of common stock in 2011

On November 26, 2010 we closed a private placement with the issuance of, 6,180,000 shares of our restricted common stock to 25 accredited investors and three non-accredited investors, at $.25 per share, and closed a second and final round on December 31, 2010, issuing 860,000 shares of our restricted common stock to eight accredited investors.  The gross proceeds from the private placement offering were $1,760,000.

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

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2011.

December 31,
2011

Current Assets	$1,145,415

Current Liabilities	$569,682

Working Capital	$575,733

As of December 31, 2011, we have collected approximately $168,000 in royalty income from our wells under production.  We received our first royalty check in August 2011.  As of December 31, 2011, we have received royalty checks primarily from the production of two wells.

As of March 31, 2012, we have collected a total of approximately $247,000 in royalty income from our wells under production (commencing from August 2011).

Satisfaction of our cash obligations for the next 12 months

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing and JV drilling partnerships.  We do not anticipate enough positive internal operating cash flow until we can generate substantial oil and gas royalty revenues.  In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.  However, due to our low overhead, we are not dependent on new capital if we do not wish to accelerate our drilling programs and/or buy up working interests in potential wells during the next 12 months.

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

Over the next twelve months we believe that existing capital and anticipated funds from operations will be sufficient to sustain current operations.  We may seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.  No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring operating losses over the next six months.  We have collected approximately $247,000 in royalty income from August 2011 to March 2012 from production on three wells.  We have information that an additional nine (9) wells are either in production or are in confidential status.  Although we believe that our income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments.  In addition, there can give no assurance that we will be successful in addressing operational risks as previously identified under the "Risk Factors" section, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangement that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.   All significant accounting policies

have been disclosed in Note 2 to the consolidated financial statements for the years ended December 31, 2011 and 2010 contained herewith.  Our critical accounting policies are:

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement, the Company recognizes revenue when production occurs under the original 14 separate mineral leases granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Brigham Resources, and 3) Texon L.P. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement.  Oasis Petroleum, pursuant to the terms and conditions of the leases, is required to drill nine wells in the acquired Holms Property, Bakken Formation, before December 31, 2011 in order to retain the leases and keep them in good standing. The royalty income is calculated monthly and the Company recognizes royalty income as production is reported by well on the North Dakota Industrial Commission website.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bakken Resources, Inc.

Helena, Montana

We have audited the accompanying consolidated balance sheets of Bakken Resources, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bakken Resources, Inc. and its subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 16, 2012

BAKKEN RESOURCES, INC.

 CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$ 956,263	$ 1,081,682
Accounts receivable	185,462	-
Prepaids	3,690
Total Current Assets	1,145,415	1,081,682

PROPERTY, PLANT AND EQUIPMENT, net of
accumulated depreciation of $6,050 and $0	34,156	13,661
PROVED MINERAL RIGHTS AND LEASES, net of
accumulated depletion of $74,892 and $0	1,824,108	1,649,000

Total Assets	$ 3,003,679	$ 2,744,343

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 15,885	$ 3,120
Accrued liabilities	111,115	19,438
Payroll liabilities	6,531	-
Related party payable	-	7,500
Convertible debt	300,000	-
Current portion installment	120,000	-
Deferred Income	16,151	120,000
Total Current Liabilities	569,682	150,058

Long-term portion installment	1,005,112	1,129,000

Total Liabilities	1,574,794	1,279,058

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 56,467,500 and 53,337,500 shares issued and
outstanding, respectively	56,468	53,338
Additional paid-in capital, net of offering costs	2,732,457	1,623,587
Accumulated deficit	(1,360,040)	(211,640)
Total Stockholders’ Equity	1,428,885	1,465,285

Total Liabilities and Stockholders' Equity	$ 3,003,679	$ 2,744,343

 See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2011	2010

REVENUES	$ 269,501	$ -

OPERATING EXPENSES:
Distribution and advertising	1,160	1,800
Amortization, depreciation and depletion	80,942	-
Payroll	259,800	-
Professional fees	567,436	65,680
Loss on impairment of asset	-	7,667
General and administrative expenses	417,589	12,996
Total Operating Expenses	1,326,927	88,143

LOSS FROM OPERATIONS	(1,057,426)	(88,143)

OTHER INCOME (EXPENSES):
Interest income	2,390	107
Interest expense	(93,364)	(9,659)
Total other income (expenses)	(90,974)	(9,552)

NET LOSS	$ (1,148,400)	$ (97,695)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.02)	$ (0.01)

Weighted average common shares outstanding
- basic and diluted	55,659,253	10,434,486

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances - December 31, 2009	5,557,500	5,558	105,442	(113,945)	(2,945)

Issuance of common stock for cash
in April, 2010 at $0.0167 per share	600,000	600	9,400	-	10,000

Issuance of common stock for
exercising Holms option agreement
to acquire mineral rights	40,000,000	40,000	(40,000)	-	-

Issuance of common stock for cash
in November, 2010 at $0.25 per share
net of offering costs of $139,075	6,320,000	6,320	1,434,605	-	1,440,925

Issuance of common stock for cash
in December, 2010 at $0.25 per share	860,000	860	214,140	-	215,000

Stockholder distribution	-	-	(100,000)	-	(100,000)

Net loss	-	-	-	(97,695)	(97,695)

Balances - December 31, 2010	53,337,500	53,338	1,623,587	(211,640)	1,465,285

Common stock issued for cash, net of offering costs	3,080,000	3,080	723,920	-	727,000

Common stock returned to the Company and cancelled	(1,750,000)	(1,750)	1,750	-	-

Common stock issued for the exercise of warrants	300,000	300	9,700	-	10,000

Common stock issued for services	1,500,000	1,500	373,500		375,000

Net loss	-	-	-	(1,148,400)	(1,148,400)

Balances – December 31, 2011	56,467,500	$56,468	$2,732,457	$(1,360,040)	$ 1,428,885

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,148,400)	$ (97,695)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and depletion expense	80,942	-
Amortization	21,000	750
Common stock issued for services	375,000	-
Impairment loss	-	7,667
Changes in operating assets and liabilities:
Accounts receivable	(185,462)	2,036
Prepaids	(3,690)	-
Accounts payable	12,765	(799)
Accounts payable - related party	(7,500)	-
Accrued liabilities	98,208	12,604
Deferred income	16,151	-
NET CASH USED IN OPERATING ACTIVITIES	(740,986)	(75,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of mineral rights	(250,000)	(392,500)
Cash paid for acquisition of property and equipment	(26,545)	(13,661)
NET CASH USED IN INVESTING ACTIVITIES	(276,545)	(406,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note payable	-	15,000
Payments made on related party note payable	-	(21,500)
Payments made on debt	(123,888)	-
Proceeds from convertible notes payable	300,000	-
Cash paid for debt financing costs	(21,000)	-
Proceeds from the exercise of warrants	10,000	-
Stockholder distribution	-	(100,000)
Proceeds from sale of common stock, net of offering costs	727,000	1,665,925
NET CASH PROVIDED BY FINANCING ACTIVITIES	892,112	1,559,425

NET CHANGE IN CASH	(125,419)	1,077,827
Cash at beginning of period	1,081,682	3,855
Cash at end of period	$ 956,263	$1,081,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$ 60,194	$ 503
Taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt issued for acquisition of mineral rights	$ -	$1,249,000
Related party payable incurred for acquisition of mineral rights	-	7,500
Common stock returned to the Company and cancelled	1,250	-

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.

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

Formation of BR Metals, Inc.

On January 13, 2011, the Company formed BR Metals Corporation in Nevada. BR Metals Corporation is a wholly owned subsidiary of the company and engages in the business of identifying, screening, evaluating, and acquiring precious metals properties in the Western United States.

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

Allowance for doubtful accounts

The Company evaluates its accounts receivables for collectability and establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. As of December 31, 2011 and 2010, no allowance for doubtful accounts was recorded.

Property and equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life.  Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Depreciation expense for the years ended December 31, 2011 and 2010 was $6,050 and $0 respectively.

Proved Oil and Gas Properties

The Company applies the successful efforts method of accounting for oil and gas properties. The Company owns royalty interests only and no working interests. The company capitalizes asset acquisition costs. Unproved oil and gas properties are periodically assessed to determine whether they have been impaired, and any impairment in value is charged to expense. The costs of proved properties are depleted on an equivalent unit-of-production basis. The reserve base used to calculate depletion is the sum of proved reserves.

During 2011 and 2010, the Company recognized no impairment of its oil and gas properties using the method described below under “Impairment of long-lived assets”. Depletion expense for the years ended December 31, 2011 and 2010 was $74,892 and $0, respectively.

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include the reseller agreement, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  During the year ended December 31, 2010, the Company fully impaired its Resellers Agreement resulting in an impairment loss of $7,667. The Company determined that there were no additional impairments of long-lived assets at December 31, 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011 or 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2011 or 2010.

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement, the Company recognizes revenue when production occurs under originally 14 separate mineral leases granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Brigham Resources, and 3) Texon L.P. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement. The royalty income is calculated monthly and the Company recognizes royalty income as production is reported by well on the North Dakota Industrial Commission website.

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

The Company did not grant any stock options from the Company’s 2008 Non-Qualified Stock Option Plan for the years ended December 31, 2011 or 2010.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounted for instruments issued to parties other than employees for acquiring goods or services under the recognition and measurement principles of the fair value recognition provisions of section 505-50-30 of the FASB Accounting Standards Codification.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

Net loss per common share

Net loss per common share is computed pursuant to paragraph 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock warrants. 3,950,000 and 4,250,000 common stock warrants were excluded from the calculation of diluted loss per share for the years ended December 31, 2011 and 2010, respectively as the effect would have been anti-dilutive.

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

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 – ACQUISITION OF MINERAL RIGHTS

On June 11, 2010, the Company entered into an Option to Purchase Assets Agreement with Holms Energy, LLC, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to exercise an Asset Purchase Agreement to assign all right, title, and interest of specific Holms Energy owned assets to Multisys Acquisition, with Holms Energy members holding a controlling interest in Multisys as a result of the exercise of the option.  The option was exercised on November 26, 2010 and the Asset Purchase Agreement was entered into on November 26, 2010 by paying the consideration to Holms Energy detailed in the Asset Purchase Agreement.  Under the Asset Purchase Agreement, Multisys Acquisition paid Holms Energy $100,000, issued Holms Energy 40,000,000 shares of restricted common stock, and granted to Holms Energy a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. The issuance of the 40,000,000 shares to the Holms Energy members resulted in a Change in Control as the Holms Energy members obtained a controlling interest in Multisys. With the Holms Energy members obtaining a controlling interest in the Company, the mineral rights acquired from Holms were recorded at Holms Energy’s cost basis of zero. The $100,000 cash paid to Holms was recorded as a stockholder distribution.

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

Under the terms of the loan from Multisys to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan.  The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between Multisys and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven.  After exercise of the option and executing the asset purchase agreement with Holms Energy, Multisys Acquisition purchased the gas and oil production royalty rights of Rocky and Evenette Greenfield for an aggregate of $1,249,000 plus interest as follows:  installment payments in the amount of $120,000 per year, or $30,000 per quarter plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000.  As of December 31, 2011, the unpaid balance of this installment note totaled $1,125,112.

On September 21, 2011, the Company purchased an undivided 50% interest in minerals contained in approximately 2,200 acres located in Glacier County, Montana (also referred to as Duck Lake). The purchase price of these rights was $250,000.

Depletion expense recorded on the mineral rights for the years ended December 31, 2011 and 2010 was $74,892 and $0, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During May and June 2011, the Company borrowed $300,000 from investors. The notes are unsecured, bear interest at 6% per annum and matured on December 31, 2011. Each of the notes will automatically convert into the next equity financing with gross proceeds of at least $2,000,000 at the lower of a 25% discount to the equity sales price or $0.50 per share. The notes also require the Company to grant the investors common stock warrants equal to 20% of the value of the principal of the notes upon conversion. The warrants will have an exercise price equal to the per share exercise price of warrants issued in connection with the Company’s next qualified equity financing. As of December 31, 2011, the unpaid principal balance on these notes was $300,000. During 2012, portions of these notes were paid in cash, converted to common stock and warrants or extended (see Note 9).

In connection with these notes, the Company paid cash commissions of $21,000. The commissions were recorded as deferred financing costs and were amortized over the life of the notes using the effective interest rate method. The amount was fully amortized during 2011.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common stock and Common Stock Warrants

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

During the year ended December 31, 2011, the Company sold an aggregate of 1,490,000 common stock units at $0.50 per unit to private investors. Each unit consists of two shares of common stock plus one common stock purchase warrant that is exercisable at $0.50 per share for a term of three years, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more, for a total of 2,980,000 common shares and 1,490,000 warrants sold, total cash of $667,000 was received net of offering costs of $68,000.

During the year ended December 31, 2011, the Company sold an additional 100,000 common shares for total cash proceeds of $50,000.

During the year ended December 31, 2011, the Company issued 300,000 common shares for the exercise of warrants for total cash proceeds of $10,000.

During the year ended December 31, 2011, 1,750,000 previously issued common shares were returned to the Company and cancelled.

During January 2011, the Company granted 1,000,000 common shares to four directors for director compensation valued at $250,000.

During March 2011, the Company entered into a consulting agreement and issued the consultant 100,000 units which vest over six months. Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years from the date of issuance, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more. The fair value of the grant was determined to be $50,000 and it was recognized over the service period of six months. As of December 31, 2011, these shares are fully vested and included in the shares issued for services in the consolidated statements of stockholders’ equity.

During June 2011, the Company entered into a consulting agreement and granted the consultant 100,000 units which vest over six months. Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years from the date of issuance, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more. The fair value of the grant was determined to be $50,000 and it was recognized over the service period of six months. As of December 31, 2011, these shares are fully vested and included in the shares issued for services in the consolidated statements of stockholders’ equity.

During July 2011, the Company entered into a consulting agreement and granted the consultant 100,000 common shares which vested September 30, 2011. The fair value of the grant was determined to be $25,000 and was recognized over the service period of three months. As of December 31, 2011, these shares are fully vested and included in the shares issued for services in the consolidated statements of stockholders’ equity.

The table below summarizes the Company’s warrant activity for the years ended December 31, 2011 and 2010:

	Number of	Weighted
	Warrant	Average
	Shares	Exercise Price

Balance, December 31, 2009	300,000	$ 0.033

Granted	3,950,000	0.480
Canceled	-	-
Exercised	-	-
Expired	-	-
Balance, December 31, 2010	4,250,000	0.450

Granted	1,690,000	0.500
Canceled	-	-
Exercised	(300,000)	0.033
Expired	-	-
Balance, December 31, 2011	5,640,000	$ 0.480

Exercisable, December 31, 2010	4,250,000	$ 0.450
Exercisable, December 31, 2011	5,640,000	$ 0.480

At December 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.50 and 2.01 years, respectively. The exercisable warrants outstanding at December 31, 2011 had an intrinsic value of $4,038,000. At December 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.033 to $0.50 and 2.75 years, respectively. The intrinsic value of the exercisable warrants outstanding at December 31, 2010 was $35,010.

Common Stock Options

On June 25, 2010, the Company increased the total common stock, available in the Company's 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares.  As of December 31, 2011, no common stock options have been granted.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On December 1, 2010, BRI entered into a one-year office lease, renewable for up to five years, for a 2,175 square foot executive office at 1425 Birch Ave., Suite A, Helena, MT 59601, for a monthly charge of $1,600 for the first year; $1,800 second year; $2,000 third year; $2,200 fourth year; and $2,400 fifth year.

Pursuant to a finder’s fee consulting agreement signed October 1, 2010 with Peter Swan Investment Consulting, Ltd., the Company agreed to pay 10% of gross proceeds received from the sale of common stock units under a private placement offering.  At December 31, 2010, $5,000 remained unpaid under this agreement.  This $5,000 was subsequently paid on January 3, 2011.

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2011 and 2010, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $926,000 at December 31, 2011, and will begin to expire in the year 2029.  Section 382 of the Internal Revenue code limits the use of net operating losses where a change of control has occurred.  The company has changed control since inception resulting in such limitations.

At December 31, 2011 and 2010, deferred tax assets consisted of the following:

	2011	2010
Net operating losses	$ 324,000	$ 74,000
Valuation allowance	(324,000)	(74,000)
Net deferred tax asset	$ -	$ -

NOTE 9 – SUBSEQUENT EVENTS

In May and June 2011, the Company entered into a series of convertible debt agreements with certain investors in an aggregate amount of $300,000.   Such notes bear an annual interest rate of 6% and shall be converted into shares of common stock of the Company upon the closing of a qualified equity financing round prior to December 31, 2011 (see Note 5). In January 2012, the Company repaid $50,000 of these notes with cash. The holders of $155,000 of such notes elected to convert at a price of $0.375 per share. These holders converted their $155,000 of notes and accrued interest of $1,693 into 417,850 common shares and 206,667 common stock warrants. These warrants are exercisable at $0.75 per share and have a term of 4 years. Also in January 2012, holders of $95,000 of these note elected to extend such notes until June 30, 2012. In connection with the extensions, the Company issued these note holders an aggregate of 25,334 common stock warrants. These warrants are exercisable at $0.75 per share and have a term of 5 years.

In February 2012, the Company sold 50,000 common shares at $0.50 per share for cash proceeds of $25,000.  The investor also received 25,000 common stock warrants exercisable at $0.75 per share

In March 2012, the Company granted an aggregate of 750,000 common stock options to officers and Directors of the Company. The options are exercisable at $0.10 per share and vest 1/3 immediately with the remaining 2/3 vesting over 2 years.

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC.  Allan Holms is the half-brother of BRI’s CEO, Val Holms.  The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants.  The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud.  The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC.  Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI.  Both Mr. Val Holms, our CEO, and BRI dispute such allegations in their entirety and intend to vigorously defend such claims.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2011 because certain elements of an effective control environment were not present as of December 31, 2010, including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee and our full board has not been adequately performing those functions.  There exists a significant overlap between management and our board of directors, with two of our then five directors being members of management.  Specifically, we did not as of December 31, 2011, have the ability to effectively monitor the processes and procedures of financial reporting as we did not have a permanently appointed Chief Financial Officer employed by the Company as of December 31, 2011.  Additionally, since we only have two full time employees, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, as of December 31, 2011, been established or implemented.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2011.

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

We intend to take the following steps as soon as practicable to remediate the material weaknesses we identified as follows:

▪

We will and have appointed a Chief Financial Officer. We note that our CFO has entered into an employment agreement with us as of February 10, 2012.

▪

We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions.

▪

We will, and have, appointed additional outside directors, particularly those who may have experience with regard to financial reporting, financial reporting processes and procedures and internal control procedures. In this regard, we note in particular the appointment of W. Edwards Nichols to our Board.

▪

To the extent we can attract outside directors, we plan to form an audit committee to review and assist the board with its oversight responsibilities and appoint a financial expert to be the chairperson of such audit committee.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Name	Age	Position
Val M. Holms	64	Chief Executive Officer, President, and Director
David Deffinbaugh	52	Chief Financial Officer
Karen S. Midtlyng	53	Secretary and Director
Herman R. Landeis	78	Director
Bill M. Baber	60	Director
W. Edward Nichols	69	Director

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

Val M. Holms – 64, President, Chief Executive Officer, and Director.  After being honorably discharged from the United States Marine Corps, 4th Force Reconnaissance Division in Vietnam in 1969, he was the founder, sole owner and operator of Holms Building Services, Inc., a licensed general contracting company based in Missoula, Montana until 1984. Beginning in 1971 until the present, Mr. Holms has been a private investor, a part time independent land man, organized several oil and gas limited partnerships, purchased and sold mineral leases, and arranged various oil and gas joint ventures in Montana, Oklahoma, Texas, and North Dakota .  From 1984 to 1988, he attended Rhema Bible Institute and received a degree in Theology. Mr. Holms and his wife Mari Holms are the managing members of Holms Energy, LLC.

David Deffinbaugh – 52, Chief Financial Officer. Mr. Deffinbaugh graduated from the University of Montana in 1982 with a Bachelor of Science degree in Business Administration, Accounting. After graduation, he worked in the family business until 1990. From 1990 to March 1992, he worked for the Montana Corporation where he assisted in the preparation of SEC financial reports along with regulatory reporting for an insurance subsidiary. From March 1992 through August 1996, he worked for Crop Growers Corporation where he was involved in various accounting functions as the company went from a private company through an IPO to a public company. From September 1996 through the present, he has maintained an accounting and financial services practice providing services to individuals and businesses in Montana and other states On May 14, 2011, Mr. Deffinbaugh was appointed as the Company's Chief Financial Officer.

Karen S. Midtlyng – 53, Secretary and Director.  Ms. Midtlyng has an associate degree from the University of Montana, Helena College of Technology.  From 1978 to 2005, she was employed by U.S. Geological Survey (U.S.G.S.), Water Science Center, Helena, MT. During her 27 years with the U.S.G.S. she was responsible for start to finish production of several U.S.G.S. scientific reports, fact sheets and electronic documents and co-authored several U.S.G.S. publications. From 2005 to present, she has been engaged as an independent consultant in providing services for small business in the Helena area where she assists in the establishing and implementation of business processes.

Herman R. Landeis – 78, Director.  Mr. Landeis was  the Western Region Tax Manager for Marathon Oil Corporation, based out of Casper, Wyoming, from 1972 until he retired in 1992. Previously, Mr. Landeis worked as a professional Draftsman for Marathon Oil Corporation from 1955 until 1972, except for a two year leave of absence to serve in the Military (Army), where he was honorably discharged. As a Tax Manager for Marathon Oil Corporation, he was responsible for and managed a variety of financial matters related to property tax negotiations, valuation of company owned assets and property, and conducting various financial analysis on operations in the Western United States.  These properties included the Interstate Pipeline running from Montana to Missouri, properties in Alaska, five off-shore platforms and numerous operating oil and gas properties in the Western United States. Since his retirement in 1992, he has acted as a consultant to the oil and gas industry related to special projects involving tax matters, appraisals and valuation of property.  Mr. Landeis received a Certified License as a Professional Appraiser from the University of Nebraska in 1972.

Bill M. Baber – 60, Director.  Mr. Baber has 37 years of experience in the field of drilling, completing, operating and maintenance of oil and gas wells.  In addition, Mr. Baber also provides sources and arranges for the maintenance of oil/gas rigs and other heavy machinery used in drilling operations. Mr. Baber regularly consults with clients on drilling operations and regulatory requirements. For the past 15 years, Mr. Baber has conducted his business through his entity, Bill M. Baber Oil Field Equipment.

W. Edward Nichols – 69, Director.  Mr. Nichols has owned and operated gas processing plants in Kansas and Wyoming, and also co-owned and operated oil drilling, production and gas gathering companies in Kansas. Mr. Nichols has served as a Director and member of the Executive Committee of several public companies, including General Environmental Corporation, Gulfstar Energy Corporation and EnviroMart.com.  He is currently chairman of the Board of Directors of Three Forks, Inc. and previously served in a similar capacity at Gulfstar Energy Corporation. He also serves as a consultant and in-house counsel for Travelpayer Systems Limited, a financial transaction processing and settlement company in the United Kingdom. In addition, Mr. Nichols is an attorney with Nichols & Nichols in Denver, Colorado and is authorized to practice in the states of Colorado and Kansas, the United States Federal Courts, and Supreme Court of the United States. He is also Managing Director of Nichols & Company LLC, a management consulting firm. Previously, Mr. Nichols was Senior Partner in Nichols and Wolfe, a national municipal bond law firm. He was instrumental in structuring and providing Approving Legal Opinions for several hundred million dollars of General Obligation Bonds, Tax Anticipation Notes and Revenue Bonds. He has since worked as a consultant with public and private companies in the U.S., Europe and the Far East and has extensive international relationships with investment banking firms, accounting and brokerage firms.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s outstanding common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of Forms 3, 4 and 5 furnished to us and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than 10% beneficial owners have complied in a timely manner with all applicable filing requirements for the fiscal year ended December 31, 2011

Limitation of Liability of Directors

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

No executive officer or director of the Company has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Except as set forth under Item 3 of this report, no executive officer or director of the Company is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee, our directors and Chief Financial Officer (David Deffinbaugh) perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

David Deffinbaugh was appointed as Chief Financial Officer of BRI in May 2011, and is deemed our financial expert.

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

ITEM 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us for the fiscal years ended December 31, 2011 and 2010, to our Chief Executive Officer. Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal years 2011 or 2010.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Val M. Holms Pres, CEO, & Dir.	2011	180,000	0	0	0	0	-	0	180,000
Karen Midtlyng Secretary & Dir.	2011	72,000	0	0	0	0	-	0	72,000
Val M. Holms Pres, CEO, & Dir.	2010	0	0	0	0	0	-	0	0
Janelle Edington Former Pres. & CEO, Dir.	2010	6,000	0	0	0	0	-	0	6,000

Narrative Disclosure to Summary Compensation Table

Janelle Edington was our former President and CEO serving from inception until December 1, 2010.  Ms. Edington did not enter into formal written employment agreement with Multisys Language Solutions.  She entered into a consulting agreement under which she was to be paid $1,000 per month beginning September 2008, and it was terminated after June of 2009 because of financial conditions of our company.  She remained in the executive officer positions of President, CEO and a director until December 1, 2010.  Ms. Edington also received a payment of $6,000 bonus on November 12, 2010.  Mr. Val M. Holms, President and CEO and Ms. Karen Midtlyng, Corporate Secretary of the Company were both appointed to their executive positions on December 1, 2010.  Mr. Holms' annual salary of $180,000 and Ms. Midtlyng's annual salary of $75,000 was agreed to be paid by the Company pursuant to each of their Employment Agreements entered into on February 1, 2011.

Outstanding Equity Awards at Fiscal Year End

There have been no options awards or equity awards given to any executive officers of BRI since inception on June 6, 2008, through the fiscal year ended December 31, 2011

Compensation of Directors

The tables below show compensation for our non-employee directors for services as a director of the Company for the 2011 fiscal year. Compensation, as reflected in the tables which follow, is presented on the basis of rules of the Securities and Exchange Commission and does not, in the case of certain stock-based awards or accruals, necessarily represent the amount of compensation realized or which may be realized in the future.

Name(a)	Stock Awards ($)(b)		Total ($)
Herman R. Landeis	$$62,500	(b)	$$62,500
Steven D. Armstrong	$$62,500	(b)	$$62,500

(a) Our directors receive no fees or cash compensation for their services. Directors are, however, reimbursed for their actual out-of-pocket expenses associated with attending meetings and carrying out their obligations as directors.

(b) Herman R. Landies was granted 250,000 shares of common stock of the Company at $0.25 per share for his service as the Company director on January 4, 2011.  Steven D. Armstrong was granted 250,000 shares of common stock of the Company at $0.25 per share for his service as the Company director on January 13, 2011

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information about the beneficial ownership of our common stock on April 15, 2011, held by our directors and executive officers and by those persons known to beneficially own more than 5% of our capital stock.  The percentage of beneficial ownership for the following table is based on 56,733,652 shares of common stock outstanding as of April 15, 2011.

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

Beneficial Ownership of Current Directors, Executive Officers and 5% Holders of the Company

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Val M. Holms- CEO, President, and Director	26,350,000 (3)	46.83%
Karen S. Midtlyng- Secretary, and Director	2,250,000 (4)	3.97%
David Deffinbaugh - CFO, Treasurer and Director	97,222 (5)	*
Herman R. Landeis - Director	250,000 (6)	*
Bill M. Baber - Director	97,222 (7)	*
W. Edward Nichols - Director	97,222 (8)	*

* Less than 1%

1.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each person is care of the Company at 1425 Birch Ave.  Suite A; Helena, MT 59601.

2.	Figures are rounded to the nearest tenth of a percent.

3.	Includes 26,350,000 shares held directly

4.	Includes 2,250,000 shares held directly

5.

Includes 83,333 vested shares of restricted shares and 60 days of vested shares as of April 2, 2012.  250,000 stock options were granted on March 20, 2012, with 1/3 vesting immediately and remaining 2/3 vesting over 24 month period.

6.	Includes 250,000 shares held directly

7.

Includes 83,333 vested shares of restricted shares and 60 days of vested shares as of April 2, 2012.  250,000 stock options were granted on March 20, 2012, with 1/3 vesting immediately and remaining 2/3 vesting over 24 month period.

8.

Includes 83,333 vested shares of restricted shares and 60 days of vested shares as of April 2, 2012.  250,000 stock options were granted on March 20, 2012, with 1/3 vesting immediately and remaining 2/3 vesting over 24 month period.

Change in Control

We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of BRI.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons, Promoters, and Certain Control Persons

None.

Promoters and Certain Control Persons

None.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2011 and 2010, are set forth in the table below:

Fee Category	Year ended December 31, 2011	Year ended December 31, 2010
Audit fees (1)	$45,000	$28,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$45,000	$28,000

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

(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.
(4)	“All other fees” consists of fees billed for all other services, such as review of our registration statement on Form S-1.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee.  Our Board of Directors (in lieu of an audit committee) pre-approves the engagement of our principal independent accountants to provide audit and non-audit services. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain minimum standards.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

 (1) Financial Statements See Item 8 in Part II of this report.

(2) All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(b)

 (3) Exhibits specified by Item 601 of Regulation S-K.

EXHIBIT INDEX

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1	3.1	02-26-09

3.2	Bylaws		S-1	3.2	02-26-09

4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09

4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11

4.3	Form of Warrant 2010		10-K	4.4	04-15-11

4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11

4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11

10.1	Assignment of Interest Agreement between Bakken Resources, Inc. (formerly Multisys Language Solutions, Inc.) and Peter Schmid dated June 11, 2008		S-1	10.2	02-26-09

10.2	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10

10.3	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10

10.4	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10

10.5	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11

10.7	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11

10.8	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated February 1, 2011		8-K	10.1	02-07-11

10.9	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated February 1, 2011		8-K	10.2	02-07-11

10.10	Employment Agreement be and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012	X

10.11	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	02-09-11

10.12	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	03-24-11

10.13	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008	10-K	10.12	04-15-11

10.14	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008	10-K	10.13	04-15-11

10.15	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009	10-K	10.14	04-15-11

10.16	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003	10-K	10.15	04-15-11

10.17	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004	10-K	10.16	04-15-11

10.18	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008	10-K	10.17	04-15-11

10.19	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008	10-K	10.18	04-15-11

10.20	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.19	04-15-11

10.21	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005	10-K	10.20	04-15-11

10.22	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003	10-K	10.21	04-15-11

10.23	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004	10-K	10.22	04-15-11

10.24	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.23	04-15-11

10.25	Form of Convertible Bridge Loan Agreement 2011	8-K	10.1	05-25-11

10.26	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011	8-K	10.1	09-27-11

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certification of Chief Executive Officer	X

32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Helena, MT on this 16th day of April, 2012.

BAKKEN RESOURCES, INC.

Date: April 16, 2012	By:	/s/ Val M. Holms
Val M. Holms President, CEO, and Director (principal executive officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 16th day of April, 2012.

Date: April 16, 2012	By:	/s/ Val M. Holms
Val M. Holms President, CEO, and Director
(principal executive officer)

Date: April 16, 2012	By:	/s/ David Deffinbaugh
David Deffinbaugh Chief Financial Officer and Director
(principal financial and accounting officer)

Date: April 16, 2012	By:	/s/ Karen Midtlyng
Karen Midtlyng
Secretary and Director

Date: April 16, 2012	By:	/s/ Bill M. Baber
Bill M. Baber
Director

Date: April 16, 2012	By:	/s/ W. Edward Nichols
Edward W. Nichols
Director