Form 10-Q
period 2012-03-31
BAKKEN RESOURCES INC
filed 2012-05-21
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Yes  [   ]     No  [X]

The number of shares of issuer’s outstanding common stock as of May 21, 2012 was 56,935,350.

BAKKEN RESOURCES, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$699,543	$956,263
Accounts receivable	482,428	185,462
Prepaids	2,806	3,690
	-	-
Total Current Assets	1,184,777	1,145,415

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $7,956 and $6,050	32,193	34,156
PROVED MINERAL RIGHTS AND LEASES, net of accumulated
depletion of $169,270 and $74,892	1,479,730	1,574,108
UNPROVED MINERAL RIGHTS	250,000	250,000

Total Assets	$2,946,700	$3,003,679

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,748	$15,885
Accrued liabilities	8,788	29,169
Royalty payable to related party	149,191	81,946
Payroll liabilities	10,760	6,531
Related party payable	-	-
Convertible debt	95,000	300,000
Current portion installment	120,000	120,000
Deferred Income	12,113	16,151
Total Current Liabilities	401,600	569,682

Long-term portion installment	959,380	1,005,112

Total Liabilities	1,360,980	1,574,794

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
56,935,350 and 56,467,500 shares issued and outstanding	56,934	56,468
Additional paid-in capital, net of offering costs	3,319,177	2,732,457
Accumulated deficit	(1,790,391)	(1,360,040)
Total Stockholders' Equity	1,585,720	1,428,885

Total Liabilities and Stockholders' Equity	$2,946,700	$3,003,679

See accompanying notes to the unaudited consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011

REVENUES	$302,896	$3,000

OPERATING EXPRENSES:
Distribution and advertising	-	1,160
Depreciation and depletion	96,703	1,175
Payroll	82,525	69,160
Professional fees	91,868	88,420
Loss on disposal of fixed asset	950	-
General and administrative expenses	252,353	50,690
Total Operating Expenses	524,399	210,605

LOSS FROM OPERATIONS	(221,503)	(207,605)

OTHER INCOME (EXPENSES):
Interest income	809	1,073
Interest expense	(187,565)	(17,338)
Loss on extinguishment of debt	(22,092)	-
Total other income (expenses)	(208,848)	(16,265)

NET LOSS	$(430,351)	$(223,870)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	56,902,447	53,861,278

See accompanying notes to the unaudited consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances - December 31, 2011	56,467,500	$56,468	$2,732,457	$ (1,360,040)	$ 1,428,885

Common stock issued for conversion of debt and interest	417,850	416	156,278	-	156,694

Common stock issued for cash	50,000	50	24,950	-	25,000

Options expense	-	-	209,167	-	209,167

Warrants issued for induced conversion of debt	-	-	174,233	-	174,233

Warrants issued with debt extensions	-	-	22,092	-	22,092

Net loss	-	-	-	(430,351)	(430,351)

Balances – March 31, 2012	56,935,350	$56,934	$3,319,177	$ (1,790,391)	$ 1,585,720

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (430,351)	$ (223,870)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and depletion expense	96,703	1,175
Options expense	209,167
Loss on disposal of fixed assets	950	-
Warrants issued for induced conversion of debt	174,233
Loss on extinguishment of debt	22,092	-
Changes in operating assets and liabilities:
Accounts receivable	(296,966)	(3,000)
Prepaids	884	(6,021)
Accounts payable	(10,137)	2,689
Accounts payable - related party	-	(7,500)
Royalty payable to related party	67,245	-
Accrued liabilities	(14,458)	16,117
Deferred income	(4,038)	-
NET CASH USED IN OPERATING ACTIVITIES	(184,676)	(220,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property and equipment	(1,312)	(9,849)
NET CASH USED IN INVESTING ACTIVITIES	(1,312)	(9,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt	(95,732)	(30,000)
Proceeds from sale of common stock, net of offering costs	25,000	677,000
NET CASH USED IN FINANCING ACTIVITIES	(70,732)	647,000

NET CHANGE IN CASH	(256,720)	416,741
Cash at beginning of period	956,263	1,081,682
Cash at end of period	$ 699,543	$1,498,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$ 23,458	$ 15,741
Taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and accrued interest	$ 156,694	$ -

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

When the company was incorporated on June 6, 2008, in Nevada, Bakken Resources, Inc. (“BRI”), was organized to distribute interactive multimedia language education software.  On June 11, 2010, BRI and Bakken Development Corporation, its wholly-owned Nevada subsidiary, entered into an Option to Purchase Assets Agreement between Holms Energy and Multisys Acquisition, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to purchase certain oil and gas production royalty rights on land in North Dakota.  This option was exercised on November 26, 2010.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.   Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein.  Unaudited interim results are not necessarily indicative of the results for the full year.

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

During the period ended March 31, 2012, the Company recognized no impairment of its oil and gas properties.

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement the Company will recognize revenue when received pursuant to 14 separate mineral leases originally granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Brigham Resources, and 3) Texon L.P. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement.  Oasis Petroleum, Inc., pursuant to the terms and conditions of the leases, was required to drill nine wells in the acquired Holms Property, Bakken Formation, before December 31, 2011 in order to retain the leases and keep them in good standing, which the Company believes has occurred.  The royalty income is calculated monthly and the Company recognizes royalty income upon production reported on the North Dakota Industrial Commission website.  At March 31, 2012 the Company has received division orders for three wells.

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

The Asset Purchase Agreement related to the acquisition of:  1) certain Holms energy mineral rights in oil and gas rights on approximately 33% of 6,000 gross mineral acres of land located in McKenzie County, 8 miles southeast of Williston, North Dakota; 2) potential production royalty income from wells to be drilled on the property whose mineral rights are owned by Holms Energy; and 3) the transfer of all right, title and interest to an Option to Purchase the Greenfield mineral rights entered into between Holms Energy and Rocky and Evenette Greenfield dated June 18, 2010 related to purchasing additional mineral rights and production royalty income on the Holms Property for $1,649,000.

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

Under the terms of the loan from Multisys to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan.  The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between Multisys and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven.  After exercise of the option and executing the asset purchase agreement with Holms Energy, Multisys Acquisition purchased the gas and oil production royalty rights of Rocky and Evenette Greenfield for an aggregate of $1,249,000 plus interest as follows:  installment payments in the amount of $120,000 per year, or $30,000 per quarter plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000.  As of March 31, 2012, the unpaid balance of this installment note totaled $1,079,380.

On September 21, 2011, the Company purchased an undivided 50% interest in minerals contained in approximately 2,200 acres located in Glacier County, Montana (also referred to as Duck Lake).  The purchase price of these rights was $250,000. This amount has been classified as unproved mineral property on the balance sheet.

Depletion expense recorded on the mineral rights for the three months ended March 31, 2012 was $94,378.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related party payable – officer

On November 26, 2010, the Company exercised the Option to Purchase Assets Agreement with Holms Energy, which is owned by an officer of the Company.  As part of the transaction, $7,500 was unpaid at December 31, 2010.  It was subsequently paid in full on January 31, 2011.

Royalty payable  - officer

In connection with the acquisition of the Holms Property (see Note 3), the Company granted to Holms Energy, which is owned by an officer of the Company, a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of March 31, 2012 and December 31, 2011, the royalty payable was $149,191 and $81,946, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During May and June 2011, the Company borrowed $300,000 from investors. The notes are unsecured, bear interest at 6% per annum and mature on December 31, 2011. The notes are convertible at the holders’ option into common stock of the Company at a $0.375 per share. In addition, each of the notes will automatically convert into the next equity financing with gross proceeds of at least $2,000,000 at the lower of $0.375 or a 25% discount to the per share sales price of the $2,000,000 equity financing. The company evaluated the conversion option for a beneficial conversion feature under FASB ASC 470-20 and determined that none existed.

During January 2012, the notes came due.  $155,000 of the notes and $1,694 of accrued interest was converted into 417,850 common shares. In connection with the conversions, the note holders were issued 206,667 common stock warrants. The warrants are exercisable at $0.75 per share, vest immediately and have a term of 4 years. The fair value of the warrants was determined to be $174,233 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $1.20, expected term of 4 years, volatility of 85.79%, risk-free interest rate of 0.89% and zero expected dividends. The conversion was accounted for as an induced conversion and the fair value of the warrants of $174,233 was expensed during the three months ended March 31, 2012.

$95,000 of the notes was extended until June 30, 2012. In connection with the extensions, the Company issued the note holders an aggregate of 25,334 common stock warrants. The warrants are exercisable at $0.75 per share, vest immediately and have a term of 5 years. The fair value of the warrants was determined to be $22,092 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $1.20, expected term of 5 years, volatility of 81.79%, risk-free interest rate of 0.89% and zero expected dividends. The Company evaluated the extension of these notes under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The extinguishment loss recognized as a result of the loan extensions was $22,092 for the three months ended March 31, 2012.

$50,000 of the notes was repaid in cash during the three months ended March 31, 2012. As of March 31, 2012, the unpaid principal balance on these notes was $95,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common stock and Common Stock Warrants

During the three months ended March 31, 2012, the Company sold an aggregate of 25,000 common stock units at $0.50 per unit to a private investor.  Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years for date of issuance, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more, for a total of 50,000 shares of common stock and 25,000 warrants sold, total cash of $25,000 was received net of offering costs of $0.  None of the common stock warrants were exercised or canceled at March 31, 2012.

The table below summarizes the Company’s warrant activity for the three months ended March 31, 2012:

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2011	5,640,000	$ 0.48
Granted	257,001	0.75
Canceled	-	-
Exercised	-	-
Expired	-	-
Balance, March 31, 2012	5,897,001	0.50
Exercisable, March 31, 2012	5,897,001	$ 0.50

At March 31, 2012, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.75 and 1.86 years, respectively. The intrinsic value of the exercisable warrants outstanding at March 31, 2012 was $1,500,000. At December 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.50 and 2.01 years, respectively. The intrinsic value of the exercisable warrants outstanding at December 31, 2011 was $4,038,000.

Common Stock Options

On June 25, 2010, the Company increased the total common stock, available in the Company's 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares.

During March 2012, the Company granted an aggregate of 750,000 common stock options to officers and Directors. The options are exercisable at $0.10 per share and vest one-third immediately and one-third each year over the next two years. The fair value of the options was determined to be $600,822 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $0.90, expected terms between 1 and 2 years, volatility of 68.94%, risk-free interest rate of 0.41% and zero expected dividends.  The fair value is being expensed over the vesting period of the options. Option expense of $209,167 was recognized during the three months ended March 31, 2012 and the remaining $391,655 will be expensed through March 2012.

The table below summarizes the Company’s option activity for the three months ended March 31, 2012:

	Number of Option Shares	Weighted Average Exercise Price
Balance, December 31, 2011	-	$ -
Granted	750,000	0.10
Canceled	-	-
Exercised	-	-
Expired	-	-
Balance, March 31, 2012	750,000	0.10
Exercisable, March 31, 2012	250,000	$ 0.10

At March 31, 2012, the weighted average remaining contractual life of the options outstanding was 1.97 years. The intrinsic value of the exercisable options outstanding at March 31, 2012 was $162,500.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”).  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified in the 2011 Annual Report in the section entitled “Risk Factors.”

Overview

BRI is an oil and gas exploration company, with properties located mostly in the Bakken.  As of April 16, 2012, the Company owns 50% of the mineral rights to approximately 6,000 gross acres of land located about 8 miles southeast of Williston, North Dakota.  Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of 12.5% from the oil and gas produced on such lands.  We have no working interest rights to influence the activities conducted by the Lessees of our mineral rights.  In the event the operators fail to meet their drilling commitment, the Company has only three options: 1) it can agree to grant an extension; 2) it can renegotiate the terms of the existing leases; or 3) it can legally terminate the leases.  We will focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities initially in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.

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

In September 2011 and February 2012, we sold an aggregate of 150,000 shares of common stock of the Company at $0.50 per share pursuant to subscription agreements.  The September 2011 and February 2012 investors also received an aggregate of 75,000 warrants exercisable at $0.75 per share reflecting 50% of the original investment amount.  The Company received gross proceeds of $75,000 in connection with this sale.  The Company issued the shares and warrants pursuant to the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011

Revenue.   We accrued revenue for the quarter ended March 31, 2012 of $302,880, compared to revenue of $3,000 for the three months ended March 31, 2011. The revenue amount for the period ended March 31, 2012 is based on our estimates for first quarter oil production from our currently producing wells and is based on a conservative estimate of currently available public information.  Since the beginning of 2011, we have received royalty checks totaling $345,756 to date from wells operated by Continental Resources and Oasis Petroleum.   Typically, royalty checks from oil well operators can be delivered anytime between 60 to 150 days following the month of initial production.  Following oil well production, the oil well operator will usually seek a division order title opinion from any attorney which would describe the ownership of the production.  Following issuance of this opinion, the oil well operator will generally issue division orders which would set forth payments to the royalty holders.  North Dakota law requires payment of 18% annual interest if royalty payments are not made within 150 days after oil produced by the well is marketed.  For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org.

General and Administrative Expenses.   General and administrative expenses were $252,353 for the three-month period ended March 31, 2012 compared to $50,690 for the same period in 2011, an increase of $201,663. The increase in 2012 is principally attributable to recognition of compensation expense for the vested stock options granted during the first quarter 2012.

Our material financial obligations include our salaries paid to our three current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

The Company has historically met our capital requirements through the issuance of stock and by borrowings.  From November 2010 through March 2011, the Company raised approximately $2.5 million in equity financing, net of offering costs of approximately $0.2 million.  As of March 31, 2012, the Company had cash of $699,543.  Our recent rate of use of cash in our operations over the last three months has been approximately $85,573 per month and consists mainly of salaries, office rent, travel and professional fees.   Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the royalties received through sales of our oil reserves in our existing properties.  No assurances, however, can be given that such royalties will be received and as of March 31, 2012, the royalty revenues received have not been sufficient to provide liquidity.  If the Company does not generate sufficient revenues it will continue to finance operations through equity and/or debt financings.

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

We anticipate incurring operating losses over the next six months.  We have collected approximately $247,000 in royalty income from August 2011 to March 31, 2012 from production on three wells.  We have information that an additional nine (9) wells are either in production or are in confidential status.  Although we believe that our income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments.  In addition, there can give no assurance that we will be successful in addressing operational risks as previously identified under the "Risk Factors" section, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2011.

Item 4.  CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of March 31, 2012 because certain elements of an effective control environment were not present as of March 31, 2012, including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee and our full board has not been adequately performing those functions.  There exists a significant overlap between management and our board of directors, with three of our six directors being members of management.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of March 31, 2012.  We have hired a Chief Financial Officer and have developed policies relating to our internal controls and procedures to help address any material weaknesses.

We intend to take the following steps as soon as practicable to remediate the material weaknesses we identified as follows:

▪

We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions. In this regard, we note in particular the formal appointment of David Deffinbaugh, our CFO, to our Board as well as the entry of Mr. Deffinbaugh into a written employment agreement with the Company.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.

MINE SAFETY DISCLOSURES

Not applicable.

Item 5.

OTHER INFORMATION

None.

Item 6.     EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Bylaws		S-1	3.2	02-26-09
4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Assignment of Interest Agreement between Bakken Resources, Inc. (formerly Multisys Language Solutions, Inc.) and Peter Schmid dated June 11, 2008		S-1	10.2	02-26-09
10.2	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.3	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.4	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.5	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.7	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.8	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated February 1, 2011		8-K	10.1	02-07-11
10.9	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated February 1, 2011		8-K	10.2	02-07-11
10.10	Employment Agreement be and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012		10-K	10.10	04-16-12
10.11	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	02-09-11
10.12	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	03-24-11
10.13	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11
10.14	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11

Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
10.15	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009	10-K	10.14	04-15-11
10.16	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003	10-K	10.15	04-15-11
10.17	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004	10-K	10.16	04-15-11
10.18	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008	10-K	10.17	04-15-11
10.19	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008	10-K	10.18	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.19	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005	10-K	10.20	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003	10-K	10.21	04-15-11
10.23	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004	10-K	10.22	04-15-11
10.24	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.23	04-15-11
10.25	Form of Convertible Bridge Loan Agreement 2011	8-K	10.1	05-25-11
10.26	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011	8-K	10.1	09-27-11
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 21, 2011	BAKKEN RESOURCES, INC. /s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)
/s/ David Deffinbaugh David Deffinbaugh CFO, Treasurer, and Director (Principal financial and accounting officer)