Form 10-Q
period 2012-06-30
BAKKEN RESOURCES INC
filed 2012-08-20
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  [   ]     No  [X]

The number of shares of issuer’s outstanding common stock as of August 17, 2012 was 56,935,350.

BAKKEN RESOURCES, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.

  FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash	$ 470,009	$ 956,263
Accounts Receivable	590,211	185,462
Prepaids	1,922	3,690
	-	-
Total Current Assets	1,062,142	1,145,415

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $9,242 and $6,050	28,406	34,156
PROVED MINERAL RIGHTS AND LEASES, net of accumulated
depletion of $233,699 and $74,892	1,415,301	1,574,108
UNPROVED MINERAL RIGHTS AND LEASES	250,000	250,000
Total Assets	$ 2,755,849	$ 3,003,679

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 15,042	$ 15,885
Accrued liabilities	17,992	29,169
Royalty payable to related party	119,516	81,946
Payroll liabilities	9,754	6,531
Convertible debt	95,000	300,000
Current portion installment	120,000	120,000
Deferred Income	8,076	16,151
Total Current Liabilities	385,380	569,682

Long-term portion installment	929,380	1,005,112

Total Liabilities	1,314,760	1,574,794

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
56,935,350 and 56,467,500 shares issued and outstanding	56,935	56,468
Additional paid-in capital, net of offering costs	3,394,089	2,732,457
Accumulated deficit	(2,009,935)	(1,360,040)
Total Stockholders' Equity	1,441,089	1,428,885

Total Liabilities and Stockholders' Equity	$ 2,755,849	$ 3,003,679

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES	$ 260,904	$ 28,039	$ 563,800	$ 31,039

OPERATING EXPRENSES:
Distribution and advertising	-	-		1,160
Depreciation and depletion	66,618	2,728	163,321	3,903
Payroll	84,042	40,317	166,567	109,477
Professional fees	205,402	105,327	297,270	193,747
Loss on Impairment of Asset	-	-	950
General and administrative expenses	102,256	24,413	354,609	75,103
Total Operating Expenses	458,318	172,785	982,717	383,390

LOSS FROM OPERATIONS	(197,414)	(144,746)	(418,917)	(352,351)

OTHER INCOME (EXPENSES):
Interest income	281	664	1,090	1,737
Other income	100	-	100
Loss on Extinguishment of Debt			(22,092)
Interest expense	(22,511)	(21,241)	(210,076)	(38,579)
Total other income (expenses)	(22,130)	(20,577)	(230,978)	(36,842)

NET LOSS	$ (219,544)	$ (165,323)	$ (649,895)	$ (389,193)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average common shares outstanding
- basic and diluted	56,935,350	56,194,973	56,918,898	55,034,872

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30 , 2012
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances - December 31, 2011	56,467,500	$56,468	$2,732,457	$(1,360,040)	$ 1,428,885

Common stock issued for conversion of debt and interest	417,850	417	156,277	-	156,694

Common stock issued for cash	50,000	50	24,950	-	25,000

Options expense	-	-	284,080	-	284,080
Warrants issued for induced conversion of debt			174,233		174,233
Warrants issued with debt extensions	-	-	22,092		22,092
Net loss	-	-	-	(649,895)	(649,895)

Balances – June 30, 2012	56,935,350	$56,935	$3,394,089	$(2,009,935)	$ 1,441,089

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net loss	$ (649,895)	$ (389,193)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and depletion expense	163,321	3,903
Amortization of deferred financing costs		3,092
Stock based compensation		7,923
Options expense	284,080	-
Loss on impairment of fixed assets	950	-
Warrants issued for induced conversion of debt	174,233
Loss on extinguishment of debt	22,092
Consulting services paid through transfer of fixed asset	1,598
Changes in operating assets and liabilities:
Accounts receivable	(404,749)	(29,162)
Accounts receivable from related party		(53,747)
Prepaids	1,768	(5,185)
Accounts payable	(843)	1,289
Accounts payable to related party	-	(7,500)
Royalty payable to related party	37,570
Accrued liabilities	(6,260)	5,809
Deferred income	(8,075)	-
NET CASH USED BY OPERATING ACTIVITIES	(384,210)	(462,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property and equipment	(1,312)	(10,348)
NET CASH USED IN INVESTING ACTIVITIES	(1,312)	(10,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt	(125,732)	(60,000)
Proceeds from convertible notes payable	-	300,000
Proceeds from exercise of warrants		10,000
Cash paid for debt financing costs		(21,000)
Proceeds from sale of common stock, net of offering costs	25,000	677,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	(100,732)	906,000

NET CHANGE IN CASH	(486,254)	432,881
Cash at beginning of period	956,263	1,081,682
Cash at end of period	$ 470,009	$ 1,514,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$ 36,765	$ 30,953
Taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock returned to the Company and cancelled	-	$250
Common stock issued to settle debt and accrued interest	$156,694
See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

When the company was incorporated on June 6, 2008, in Nevada, Bakken Resources, Inc. (the “Company” or “BRI”), was organized to distribute interactive multimedia language education software. On June 11, 2010, BRI and Bakken Development Corporation, its wholly-owned Nevada subsidiary, entered into an Option to Purchase Assets Agreement between Holms Energy and Multisys Acquisition, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to purchase certain oil and gas production royalty rights on land in North Dakota. This option was exercised on November 26, 2010.

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

During the period ended June 30, 2012 the Company recognized no impairment of its oil and gas properties.

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement the Company will recognize revenue when received pursuant to 14 separate mineral leases originally granted or amended between September 9, 2009 and December 10, 2009 whereby: 1) Oasis Petroleum, Inc., 2) Brigham Resources, and 3) Texon L.P. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement. Oasis Petroleum, Inc., pursuant to the terms and conditions of the leases, was required to drill nine wells in the acquired Holms Property, Bakken Formation, before December 31, 2011 in order to retain the leases and keep them in good standing, which the Company believes has occurred. The royalty income is calculated monthly and the Company recognizes royalty income upon production reported on the North Dakota Industrial Commission website. At June 30, 2012 the Company has received division orders for five wells and have been paid on 11 wells.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Under the terms of the loan from Multisys to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan. The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between Multisys and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven. After exercise of the option and executing the asset purchase agreement with Holms Energy, Multisys Acquisition purchased the gas and oil production royalty rights of Rocky and Evenette Greenfield for an aggregate of $1,249,000 plus interest as follows: installment payments in the amount of $120,000 per year, or $30,000 per quarter plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000. As of June 30, 2012, the unpaid balance of this installment note totaled $1,049,380.

On September 21, 2011, the Company purchased an undivided 50% interest in minerals contained in approximately 2,200 acres located in Glacier County, Montana (also referred to as Duck Lake). The purchase price of these rights was $250,000. This amount has been classified as unproved mineral property on the balance sheet.

Depletion expense recorded on the mineral rights for the six months ended June 30, 2012 was $158,807.

NOTE 4 – RELATED PARTY TRANSACTIONS

Royalty payable - officer

In connection with the acquisition of the Holms Property (see Note 3), the Company granted to Holms Energy, which is owned by an officer of the Company, a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of June 30, 2012 and December 31, 2011, the royalty payable was $119,516 and $81,946, respectively.

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

During January 2012, the notes came due. $155,000 of the notes and $1,694 of accrued interest was converted into 417,850 common shares. In connection with the conversions, the note holders were issued 206,667 common stock warrants. The warrants are exercisable at $0.75 per share, vest immediately and have a term of 4 years. The fair value of the warrants was determined to be $174,233 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $1.20, expected term of 4 years, volatility of 85.79%, risk-free interest rate of 0.89% and zero expected dividends. The conversion was accounted for as an induced conversion and the fair value of the warrants of $174,233 was expensed during the six months ended June 30, 2012.

$95,000 of the notes was extended until June 30, 2012. In connection with the extensions, the Company issued the note holders an aggregate of 25,334 common stock warrants. The warrants are exercisable at $0.75 per share, vest immediately and have a term of 5 years. The fair value of the warrants was determined to be $22,092 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $1.20, expected term of 5 years, volatility of 81.79%, risk-free interest rate of 0.89% and zero expected dividends. The Company evaluated the extension of these notes under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The extinguishment loss recognized as a result of the loan extensions was $22,092 for the six months ended June 30, 2012.

$50,000 of the notes was repaid in cash during the six months ended June 30, 2012. As of June 30, 2012, the unpaid principal balance on these notes was $95,000. These unpaid notes are considered past due and due on demand at June 30, 2012. The company paid $95,000 of this outstanding principal subsequent to the June 30, 2012 balance sheet date.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common stock and Common Stock Warrants

During the six months ended June 30, 2012, the Company sold 25,000 common stock units at $0.50 per unit to a private investor. Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years from date of issuance, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more, for a total of 50,000 shares of common stock and 25,000 warrants sold, total cash of $25,000 was received net of offering costs of $0. None of the common stock warrants were exercised or canceled at June 30, 2012.

The table below summarizes the Company’s warrant activity for the six months ended June 30, 2012:

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2011	5,640,000	$ 0.48
Granted	257,001	0.75
Canceled	-	-
Exercised	-	-
Expired	-	-
Balance, June 30, 2012	5,897,001	0.50
Exercisable, June 30, 2012	5,897,001	$ 0.50

At June 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.75 and 1.61 years, respectively. The intrinsic value of the exercisable warrants outstanding at June 30, 2012 was $64,800. At December 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.50 and 2.01 years, respectively. The intrinsic value of the exercisable warrants outstanding at December 31, 2011 was $4,038,000.

Common Stock Options

On June 25, 2010, the Company increased the total common stock, available in the Company's 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares.

During March 2012, the Company granted an aggregate of 750,000 common stock options to officers and Directors. The options are exercisable at $0.10 per share and vest one-third immediately and one-third each year over the next two years. The fair value of the options was determined to be $600,822 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $0.90, expected terms between 1 and 2 years, volatility of 68.94%, risk-free interest rate of 0.41% and zero expected dividends. The fair value is being expensed over the vesting period of the options. Option expense of $284,080 was recognized during the six months ended June 30, 2012 and the remaining $316,742 will be expensed through March 2014.

The table below summarizes the Company’s option activity for the six months ended June 30, 2012:

	Number of Option Shares	Weighted Average Exercise Price
Balance, December 31, 2011	-	$ -
Granted	750,000	0.10
Canceled	-	-
Exercised	-	-
Expired	-	-
Balance, June 30, 2012	750,000	0.10
Exercisable, June, 2012	312,500	$ 0.10

At June 30, 2012, the weighted average remaining contractual life of the options outstanding was 1.72 years. The intrinsic value of the exercisable options outstanding at June 30, 2012 was $82,500.

NOTE 7 – SUBSEQUENT EVENTS

On July 3, 2012 the Company purchased a 17% working interest in an oil well located in Archer County, Texas for a price of $68,000 cash.

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

On February 4, 2011, we entered into agreements relating to the private placement of $50,000 of our securities through the sale of 200,000 shares of our common stock at $0.25 per share, with 100,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of this sale and callable at $0.01 per share at any time after February 4, 2012, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more. In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable. The placement was undertaken by the officers of the Company. The private placement of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds from these sales of unregistered securities were used to fund Company operations.

On March 18, 2011, we entered into agreements relating to the private placement of $695,000 of our securities on substantially similar terms as in the February 4, 2011 closing. The placement was undertaken by the officers of the Company. The private placement of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds from these sales of unregistered securities were used to fund Company operations. With the conclusion of the March 18, 2011 closings, the raise under the original private placement which commenced in November 2010 for $2.5 million were completed in full.

In May and June 2011, we entered into a series of convertible debt agreements with certain investors in an aggregate amount of $300,000. Such notes bear an annual interest rate of 6% and were convertible into shares of common stock of the Company upon the closing of a qualified equity financing round prior to December 31, 2011. Conversion, if it occurred, would have been at a 25% discount to the price per share of the qualified financing round. Interest on the Notes shall not be deemed payable in the event of an equity conversion pursuant to a qualified financing round. The Company issued the notes pursuant to the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. In January 2012, holders of $155,000 of such notes elected to convert at a price of $0.375 per share. Also in January 2012, holders of $95,000 of such notes elected to extend such notes until June 30, 2012.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2012 and June 30, 2011

Revenue. We accrued revenue for the quarter ended June 30, 2012 of $260,904, compared to revenue of $28,039 for the six months ended June 30, 2011. The revenue amount for the period ended June 30, 2012 is based on our estimates for second quarter oil production from our currently producing wells and is based on a conservative estimate of currently available public information. Since the beginning of 2011, we have received royalty checks totaling $415,768 to date from wells operated by Continental Resources and Oasis Petroleum. Typically, royalty checks from oil well operators can be delivered anytime between 60 to 150 days following the month of initial production. Following oil well production, the oil well operator will usually seek a division order title opinion from any attorney which would describe the ownership of the production. Following issuance of this opinion, the oil well operator will generally issue division orders which would set forth payments to the royalty holders. North Dakota law requires payment of 18% annual interest if royalty payments are not made within 150 days after oil produced by the well is marketed. For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org.

General and Administrative Expenses. General and administrative expenses were $102,256 for the six-month period ended June 30, 2012 compared to $24,413 for the same period in 2011, an increase of $77,843. The increase in 2012 is principally attributable to recognition of compensation expense for the vested stock options granted during the first quarter 2012.

Our material financial obligations include our salaries paid to our three current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

The Company has historically met our capital requirements through the issuance of stock and by borrowings. From November 2010 through March 2011, the Company raised approximately $2.5 million in equity financing, net of offering costs of approximately $0.2 million. As of June 30, 2012, the Company had cash of $470,009. Our recent rate of use of cash in our operations over the last six months has been approximately $81,000 per month and consists mainly of salaries, office rent, travel and professional fees. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the royalties received through sales of our oil reserves in our existing properties. No assurances, however, can be given that such royalties will be received and as of June 30, 2012, the royalty revenues received have not been sufficient to provide liquidity. If the Company does not generate sufficient revenues it will continue to finance operations through equity and/or debt financings.

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

We anticipate incurring operating losses over the next six months. We have collected approximately $490,000 in royalty income from August 2011 to June 30, 2012 from production on six wells. We have information that an additional twelve (12) wells are either in production or are in confidential status. Although we believe that our income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, we can give no assurance that we will be successful in addressing operational risks as previously identified under the "Risk Factors" section, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Item 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of June 30, 2012 because certain elements of an effective control environment were not present as of June 30, 2012, including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee and our full board has not been adequately performing those functions. There exists a significant overlap between management and our board of directors, with three of our six directors being members of management.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of June 30, 2012. We have hired a Chief Financial Officer and have developed policies relating to our internal controls and procedures to help address any material weaknesses.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II – OTHER INFORMATON

Item 1.

LEGAL PROCEEDINGS

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s CEO, Val Holms. The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. Both Mr. Val Holms, our CEO, and BRI dispute such allegations in their entirety and intend to and have vigorously defended against such claims. On August 17, 2012, BRI filed a motion to dismiss the lawsuit in the Superior Court of the State of Washington, County of Spokane to dismiss the complaint filed by Allan Holms on April 2, 2012, and the Court has scheduled a hearing on September 21, 2012 to hear oral arguments relating to the motion to dismiss.

On June 6, 2012, BRI filed a Temporary Restraining Order (the “TRO”) and Verified Complaint for Injunctive Relief against McKinley Romero, Peter Swan Investment Consulting Ltd and IWJ Consulting Group, LLC (collectively, the “Defendants”), in connection with the Defendants’ request to the transfer agent to remove restrictive legends from an aggregate of 4.7 million shares, which the Company believes were improperly obtained by the Defendants. The Company obtained the TRO from the Second Judicial District Court of the State of Nevada, County of Washoe on June 6, 2012 enjoining the Defendants from seeking removal of the restrictive legends. On a scheduled hearing on June 26, 2012 the judge in this matter ruled in favor of the Company’s motion for a preliminary injunction. The order granting such preliminary injunction was issued from this court on August 14, 2012.

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

Date: August 20, 2012	BAKKEN RESOURCES, INC. /s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)
/s/ David Deffinbaugh David Deffinbaugh CFO, Treasurer, and Director (Principal financial and accounting officer)