Form 10-Q
period 2012-09-30
BAKKEN RESOURCES INC
filed 2012-11-19
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes [  ]    No [X]

The number of shares of issuer’s outstanding common stock as of November 19, 2012 was 56,935,350.

BAKKEN RESOURCES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$335,098	$956,263
Accounts receivable	662,679	185,462
Prepaids	4,539	3,690
Total Current Assets	1,002,316	1,145,415

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $11,431 and $6,050	26,217	34,156
PROVED MINERAL RIGHTS AND LEASES, net of accumulated-depletion of $369,693 and $74,892	1,279,307	1,574,108
OIL AND GAS PROPERTIES, using successful efforts accounting - proved, net of accumulated depletion	68,000	—
UNPROVED MINERAL RIGHTS AND LEASES	250,000	250,000
Total Assets	$2,625,840	$3,003,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,340	$15,885
Accrued liabilities	37,733	29,169
Payable to related party	34,000	—
Royalty payable to related party	117,263	81,946
Payroll liabilities	8,540	6,531
Convertible debt	—	300,000
Current portion installment	120,000	120,000
Deferred Income	4,038	16,151
Total Current Liabilities	361,914	569,682

Long-term portion installment	895,452	1,005,112

Total Liabilities	1,257,366	1,574,794

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 56,935,350 and 56,467,500 shares issued and outstanding	56,935	56,468
Additional paid-in capital, net of offering costs	3,349,887	2,732,457
Accumulated deficit	(2,038,348)	(1,360,040)
Total Stockholders’ Equity	1,368,474	1,428,885

Total Liabilities and Stockholders’ Equity	$2,625,840	$3,003,679

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES	$348,599	$118,793	$909,353	$149,832

OPERATING EXPRENSES:
Distribution and advertising	—	—		1,160
Depreciation and depletion	138,183	2,825	301,504	6,728
Payroll	83,210	74,336	249,777	183,813
Professional fees	220,329	224,444	706,986	418,191

Loss on disposal of fixed assets	—	—	950	—
General and administrative expenses	23,072	53,227	90,555	128,330
Total Operating Expenses	464,794	354,832	1,349,772	738,222

LOSS FROM OPERATIONS	(116,195)	(236,039)	(440,419)	(588,390)

OTHER INCOME (EXPENSES):

Interest income	196	174	1,286	1,911

Other income	405	—	505	—

Loss on extinguishment of debt	—	—	(22,092)	—

Interest expense	(7,512)	(29,887)	(217,588)	(68,466)

Total other income (expenses)	(6,911)	(29,713)	(237,889)	(66,555)

NET LOSS	$(123,106)	$(265,752)	$(678,308)	$(654,945)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	55,935,350	56,195,761	56,924,422	55,432,299

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances — December 31, 2011	56,467,500	$56,468	$2,732,457	$(1,360,040)	$1,428,885

Common stock issued for conversion of debt and interest	417,850	417	156,277	—	156,694

Common stock issued for cash	50,000	50	24,950	—	25,000

Options expense	—	—	239,878	—	239,878
Warrants issued for induced conversion of debt	—	—	174,233	—	174,233
Warrants issued with debt extensions	—	—	22,092	—	22,092
Net loss	—	—	—	(678,308)	(678,308)

Balances — September 30, 2012	56,935,350	$56,935	$3,349,887	$(2,038,348)	$1,368,474

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(678,308)	$(654,945)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and depletion expense	301,504	6,728
Amortization of deferred financing costs	—	12,092
Common stock issued for services	—	75,000
Stock based compensation	—	33,060
Options expense	239,878	—
Loss on disposal of fixed assets	950	—
Warrants issued for induced conversion of debt	174,233	—
Loss on extinguishment of debt	22,092	—
Consulting services paid through transfer of fixed asset	1,598	—
Changes in operating assets and liabilities:
Accounts receivable	(477,217)	(64,973)
Accounts receivable from related party		—
Prepaids	(849)	(4,350)
Accounts payable	24,455	(3,120)
Accounts payable to related party	—	(7,500)
Royalty payable to related party	35,317
Accrued liabilities	12,267	11,214
Deferred income	(12,113)	20,189

NET CASH USED BY OPERATING ACTIVITIES	(356,193)	(576,605)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of oil and gas properties	(34,000)	(250,000)
Cash paid for acquisition of property and equipment	(1,312)	(10,348)
NET CASH USED IN INVESTING ACTIVITIES	(35,312)	(260,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt	(254,660)	(90,000)
Proceeds from convertible notes payable	—	300,000
Proceeds from exercise of warrants	—	10,000
Cash paid for debt financing costs	—	(21,000)
Proceeds from sale of common stock, net of offering costs	25,000	727,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	(229,660)	926,000

NET CHANGE IN CASH	(621,165)	89,047
Cash at beginning of period	956,263	1,081,682
Cash at end of period	$335,098	$1,170,729
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$73,481	$45,588
Taxes paid	—	—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock returned to the Company and cancelled	$—	$750
Common stock issued to settle debt and accrued interest	156,694	—
Related party payable incurred for acquisition of oil and gas properties	34,000	—

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

Oil and Gas Properties

The Company owns royalty interests and working interests. The Company follows the successful efforts method of accounting for its investment in oil and gas properties. The Company capitalizes asset acquisition costs. Unproved oil and gas properties are periodically assessed to determine whether they have been impaired, and any impairment in value is charged to expense. The costs of unproved properties, which are determined to be productive, are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis.

During the period ended September 30, 2012 the Company recognized no impairment of its oil and gas properties.

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement the Company will recognize revenue when received pursuant to 14 separate mineral leases originally granted or amended between September 9, 2009 and December 10, 2009 whereby: 1) Oasis Petroleum, Inc., 2) Brigham Resources, and 3) Texon L.P. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement. Oasis Petroleum, Inc., pursuant to the terms and conditions of the leases, was required to drill nine wells in the acquired Holms Property, Bakken Formation, before December 31, 2011 in order to retain the leases and keep them in good standing, which the Company believes has occurred. The royalty income is calculated monthly and the Company recognizes royalty income upon production reported on the North Dakota Industrial Commission website. At September 30, 2012 the Company has received division orders for nine wells and have been paid on 11 wells.

NOTE 3 - ACQUISITIONS

Acquisition of Royalty Interest

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

Under the terms of the loan from Multisys to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan. The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between Multisys and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven. After exercise of the option and executing the asset purchase agreement with Holms Energy, Multisys Acquisition purchased the gas and oil production royalty rights of Rocky and Evenette Greenfield for an aggregate of $1,249,000 plus interest as follows: installment payments in the amount of $120,000 per year, or $30,000 per quarter plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000. As of September 30, 2012, the unpaid balance of this installment note totaled $1,015,452.

On September 21, 2011, the Company purchased an undivided 50% interest in minerals contained in approximately 2,200 acres located in Glacier County, Montana (also referred to as Duck Lake). The purchase price of these rights was $250,000. This amount has been classified as unproved mineral property on the balance sheet.

Acquisition of Working Interest

On July 3, 2012 the Company purchased a 17% working interest in an oil well located in Archer County, Texas for a price of $68,000. $34,000 was paid during the nine months ended September 30, 2012 and the Company incurred a related party payable to an Officer of the Company for the other $34,000. The related party payable of $34,000 was paid in October 2012.

Depletion expense recorded on the mineral rights for the nine months ended September 30, 2012 was $294,801.

NOTE 4 - RELATED PARTY TRANSACTIONS

Royalty payable - officer

In connection with the acquisition of the Holms Property (see Note 3), the Company granted to Holms Energy, which is owned by an officer of the Company, a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of September 30, 2012 and December 31, 2011, the royalty payable was $117,263 and $81,946, respectively.

In connection with the acquisition of the working interest (see Note 3). Company incurred a related party payable to an Officer of the Company totaling $34,000. The related party payable of $34,000 was paid in October 2012.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

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

During January 2012, the notes came due. $155,000 of the notes and $1,694 of accrued interest was converted into 417,850 common shares. In connection with the conversions, the note holders were issued 206,667 common stock warrants. The warrants are exercisable at $0.75 per share, vest immediately and have a term of 4 years. The fair value of the warrants was determined to be $174,233 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $1.20, expected term of 4 years, volatility of 85.79%, risk-free interest rate of 0.89% and zero expected dividends. The conversion was accounted for as an induced conversion and the fair value of the warrants of $174,233 was expensed during the nine months ended September 30, 2012.

$95,000 of the notes was extended until June 30, 2012. In connection with the extensions, the Company issued the note holders an aggregate of 25,334 common stock warrants. The warrants are exercisable at $0.75 per share, vest immediately and have a term of 5 years. The fair value of the warrants was determined to be $22,092 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $1.20, expected term of 5 years, volatility of 81.79%, risk-free interest rate of 0.89% and zero expected dividends. The Company evaluated the extension of these notes under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The extinguishment loss recognized as a result of the loan extensions was $22,092 for the nine months ended September 30, 2012.

$50,000 of the notes was repaid in cash during the six months ended June 30, 2012 and the remaining $95,000 of outstanding principal was paid during the third quarter 2012. As of September 30, 2012, the convertible notes payable have been paid in full.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common stock and Common Stock Warrants

During the nine months ended September 30, 2012, the Company sold 25,000 common stock units at $0.50 per unit to a private investor. Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years from date of issuance, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more, for a total of 50,000 shares of common stock and 25,000 warrants sold, total cash of $25,000 was received net of offering costs of $0. None of the common stock warrants were exercised or canceled at September 30, 2012.

The table below summarizes the Company’s warrant activity for the nine months ended September 30, 2012:

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2011	5,640,000	$0.48
Granted	257,001	0.75
Canceled	—	—
Exercised	—	—
Expired	—	—
Balance, September 30, 2012	5,897,001	0.50
Exercisable, September 30, 2012	5,897,001	$0.50

At September 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.75 and 1.33 years, respectively. The intrinsic value of the exercisable warrants outstanding at September 30, 2012 was $14,400.

At December 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.50 and 2.01 years, respectively. The intrinsic value of the exercisable warrants outstanding at December 31, 2011 was $4,038,000.

Common Stock Options

On June 25, 2010, the Company increased the total common stock, available in the Company’s 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares.

During March 2012, the Company granted an aggregate of 500,000 common stock options to officers and Directors. The options are exercisable at $0.10 per share and vest one-third immediately and one-third each year over the next two years. The fair value of the options was determined to be $400,548 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $0.90, expected terms between 1 and 2 years, volatility of 68.94%, risk-free interest rate of 0.41% and zero expected dividends. The fair value is being expensed over the vesting period of the options. Option expense of $239,878 was recognized during the nine months ended September 30, 2012 and the remaining $160,670 will be expensed through March 2014.

The table below summarizes the Company’s option activity for the nine months ended September 30, 2012:

	Number of Option Shares	Weighted Average Exercise Price
Balance, December 31, 2011	—	$—
Granted	500,000	0.10
Canceled	—	—
Exercised	—	—
Expired	—	—
Balance, September 30, 2012	500,000	0.10
Exercisable, September, 2012	166,666	$0.10

At September 30, 2012, the weighted average remaining contractual life of the options outstanding was 1.47 years. The intrinsic value of the exercisable options outstanding at September 30, 2012 was $31,667.

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

Overview

BRI is an oil and gas exploration company, with properties located mostly in the Bakken. As of April 16, 2012, the Company owns 50% of the mineral rights to approximately 6,000 gross acres of land located about 8 miles southeast of Williston, North Dakota. Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of 12.5% from the oil and gas produced on such lands. We have no working interest rights to influence the activities conducted by the Lessees of these mineral rights. In the event the operators fail to meet their drilling commitment, the Company has only three options: 1) it can agree to grant an extension; 2) it can renegotiate the terms of the existing leases; or 3) it can legally terminate the leases. We will focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities initially in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2012 and September 30, 2011

Revenue. We generated revenue for the nine months ended September 30, 2012 of $909,353, compared to revenue of $149,832 for the nine months ended September 30, 2011. The revenue amount for the period ended September 30, 2012 is based on our estimates for third quarter oil production from our currently producing wells and is based on a conservative estimate of currently available public information. Since the beginning of 2011, we have received royalty checks totaling $867,318 to date from wells operated by Continental Resources and Oasis Petroleum. Typically, royalty checks from oil well operators can be delivered anytime between 60 to 150 days following the month of initial production. Following oil well production, the oil well operator will usually seek a division order title opinion from any attorney which would describe the ownership of the production. Following issuance of this opinion, the oil well operator will generally issue division orders which would set forth payments to the royalty holders. North Dakota law requires payment of 18% annual interest if royalty payments are not made within 150 days after oil produced by the well is marketed. For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org.

General and Administrative Expenses. General and administrative expenses were $90,555 for the nine month period ended September 30, 2012 compared to $128,330 for the same period in 2011, a decrease of $37,775. The decrease in 2012 is principally attributable to reduced travel related expense.

Our material financial obligations include our salaries paid to our three current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

The Company has historically met our capital requirements through the issuance of stock and by borrowings. From November 2010 through March 2011, the Company raised approximately $2.5 million in equity financing, net of offering costs of approximately $0.2 million. As of September 30, 2012, the Company had cash of $335,098. Our recent rate of use of cash in our operations over the last nine months has been approximately $69,000 per month and consists mainly of salaries, office rent, travel and professional fees. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the royalties received through sales of our oil reserves in our existing properties. No assurances, however, can be given that such royalties will be received and as of September 30, 2012, the royalty revenues received have not been sufficient to provide liquidity. If the Company does not generate sufficient revenues it will continue to finance operations through equity and/or debt financings.

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

We anticipate incurring operating losses over the next six months. We have collected approximately $867,318 in royalty income from August 2011 to September 30, 2012 from production on thirteen wells. We have information that an additional fifteen (15) wells are either in production or are in confidential status. Although we believe that our income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, we can give no assurance that we will be successful in addressing operational risks as previously identified under the “Risk Factors” section, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of September 30, 2012 because certain elements of an effective control environment were not present as of September 30, 2012, including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee and our full board has not been adequately performing those functions. There exists a significant overlap between management and our board of directors, with three of our six directors being members of management.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of September 30, 2012. We have hired a Chief Financial Officer and have developed policies relating to our internal controls and procedures to help address any material weaknesses.

We intend to take the following steps as soon as practicable to remediate the material weaknesses we identified as follows:

•	We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions. In this regard, we note in particular the formal appointment of David Deffinbaugh, our CFO, to our Board as well as the entry of Mr. Deffinbaugh into a written employment agreement with the Company.

•	We will, and have, appointed additional outside directors, particularly those who may have experience with regard to financial reporting, financial reporting processes and procedures and internal control procedures. In this regard, we note in particular the appointment of W. Edwards Nichols to our Board.

•	To the extent we can attract outside directors, we plan to form an audit committee to review and assist the board with its oversight responsibilities and appoint a financial expert to be the chairperson of such audit committee.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II — OTHER INFORMATON

Item 1.	LEGAL PROCEEDINGS

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s CEO, Val Holms. The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. Both Mr. Val Holms, our CEO, and BRI dispute such allegations in their entirety and intend to and have vigorously defended against such claims. On August 17, 2012, BRI filed a motion to dismiss the lawsuit in the Superior Court of the State of Washington, County of Spokane to dismiss the complaint filed by Allan Holms on April 2, 2012. Originally scheduled dates to argue such motion have been postponed and BRI is awaiting a new hearing date.

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

BAKKEN RESOURCES, INC.

Date: November 19 , 2012	/s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)

/s/ David Deffinbaugh David Deffinbaugh CFO, Treasurer, and Director (Principal financial and accounting officer)