Form 10-Q/A
period 2012-09-30
BAKKEN RESOURCES INC
filed 2013-03-12
CIK 1450390

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

EXPLANATORY NOTE

Bakken Resources, Inc. is filing this Amendment No. 1 (this “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended September 9, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on November 11, 2012, for the sole purpose of furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). This exhibit was inadvertently omitted from the originally filed Form 10-Q as a result of an error on the part of Bakken Resources, Inc. third party financial printer in charge of the EDGAR submission.

No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way the disclosures made in the original Form 10-Q filed on November 11, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BAKKEN RESOURCES, INC.

Date: March 12, 2013	/s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)

/s/ David Deffinbaugh David Deffinbaugh CFO, Treasurer, and Director (Principal financial and accounting officer)