Form 10-K
period 2012-12-31
BAKKEN RESOURCES INC
filed 2013-04-16
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to_____.

Commission File Number: 000-53632

 BAKKEN RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2973652 (I.R.S. employer identification number)
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2012 is $7,839,623 based on the average closing price of the Registrant’s common stock as currently listed on the OTC Bulletin Board exchange. Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for any other purpose. The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “BKKN”.

Number of shares outstanding of the issuer’s common stock as of April 15, 2013 is 56,735,350 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

BAKKEN RESOURCES, INC.

ANNUAL REPORT OF FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

Item 1. Business.

Overview and Background

Bakken Resources, Inc. (“the “Company”, “BRI”, “we”, “us”, or “our”) owns mineral rights to approximately 7,200 gross acres and 2,400 net mineral acres of land located about 8 miles southeast of Williston, North Dakota. The Company’s net mineral acres consist generally of 2,400 net mineral acres deriving from the sub-surface to the base of what is commonly referred to as the rock unit commonly referred to as the Bakken formation. Approximately 800 of such 2,400 net mineral acres, consist also of mineral rights extending below the Bakken formation (which include, without limitation, the source rock commonly referred to as the Three Forks formation(s)).

These mineral rights currently bear to us an average of 12% royalty from the oil and gas produced on such lands until November 2020, at which time a 5% overriding royalty currently held by Holms Energy, LLC, a private Nevada company (“Holms Energy”) will revert back to the Company.

According to the U.S. Geological Survey, the Bakken Formation, is “a thin but widespread unit within the central and deeper portions of the Williston Basin in Montana, North Dakota, and the Canadian Provinces of Saskatchewan and Manitoba. The formation consists of three members: (1) lower shale member, (2) middle sandstone member, and (3) upper shale member. Each succeeding member is of greater geographic extent than the underlying member. Both the upper and lower shale members are organic-rich marine shale of fairly consistent lithology; they are the petroleum source rocks and part of the continuous reservoir for hydrocarbons produced from the Bakken Formation. The middle sandstone member varies in thickness, lithology, and petrophysical properties, and local development of matrix porosity enhances oil production in both continuous and conventional Bakken reservoirs.” (source: USGS Fact Sheet, April 2008). Generally, the source rock commonly referred to as the “Three Forks Formation” is located geologically below the Bakken formation.

We currently have leases with four contracted oil drilling operators on various parcels of land constituting the 7,200 gross acres (and approximately 2,400 net mineral acres) on which we have mineral rights royalty interests. The contracted oil drilling companies with whom we are parties in interest pursuant to lease agreements (collectively, the “Lessees”) that we acquired rights to in November 2010 include: Oasis Petroleum, Continental Resources, Inc., Statoil ASA and Zenergy Inc. We have no rights to influence the activities conducted by these Lessees of our mineral rights, but if the Lessees do not accomplish the agreed upon drilling programs within the timeline, they can lose their leases.

The predecessor to our company was incorporated on June 6, 2008, under the laws of the state of Nevada, under the name Multisys Language Solutions, Inc. (“MLS”). Holms Energy contributed the primary assets that formed the basis of our current business operations. In connection with the closing of the transactions resulting in the contribution of the mineral rights held by Holms Energy in November 2010, Holms Energy received forty million (40,000,000) shares of common stock of the Company. Holms Energy retained a 5% overriding royalty on all gross revenue generated from the Company's gas and oil production royalty revenues.

Also in connection with the November 2010 transactions, the Company purchased approximately 800 net mineral acres from the Revocable Living Trust of Rocky G. Greenfield and Evenette G. Greenfield.

The mineral rights received by the Company from the contribution by Holms Energy in connection with the November 2010 transactions included mineral rights from the surface to the base of the Bakken formation. The mineral rights received by the Company from the Greenfields include all mineral rights from the surface to the basement.

Subsequent to the closing of the Asset Purchase Agreement with Holms Energy, on December 10, 2010, MLS changed its name to Bakken Resources, Inc. These transactions and the resulting change of control are described below under Acquisition of Assets.

Description of Oil Leases and Oil Production

BRI currently derives its primary source of revenue from royalties generated from leasing its mineral acreage. BRI’s mineral acreage consists of approximately 2,400 net mineral acres located primarily in McKenzie County, North Dakota. Such 2,400 net mineral acres are currently spread across 16 spacing units. Operators in the area where BRI’s minerals are located have been approved for up to eight wells per spacing unit (typically 1,280 acres), but generally petition for permits prior to the commencement of drilling in a particular spacing unit. Assuming this would apply for all spacing units under which BRI has mineral acres, BRI would have a royalty interest in up to 112 wells. Note, however, that the royalties due to BRI under any particular well would vary based on the number of acres BRI has under any particular spacing unit where there is a producing well. An example of an application for permit to drill a horizontal well is shown below. This permit is for a well in the area where BRI’s minerals are located (section 21, T152N R100W). Section 21 currently has 7 wells drilled. Order number 20946 of the North Dakota Industrial Commission shows that Oasis Petroleum, one of the operators in the BRI mineral acres area, has applied for up to 8 wells per 1280-acre spacing unit (1st page of order 20946 follows).

APPLICATION FOR PERMIT TO DRILL HORIZONTAL WELL - FORM 1H

INDUSTRIAL COMMISSION OF NORTH DAKOTA
OIL AND GAS DIVISION
600 EAST BOULEVARD DEPT 405
BISMARCK, ND 58505-0840
SFN 54269 (08-2005)

PLEASE READ INSTRUCTIONS BEFORE FILLING OUT FORM.
PLEASE SUBMIT THE ORIGINAL AND ONE COPY.

Type of Work	Type of Well	Approximate Date Work Will Start	Confidential Status
New Location	Oil & Gas	9 / 20 / 2010	Yes

Operator	Telephone Number
CONTINENTAL RESOURCES, INC.	580-233-8955

Address	City	State	Zip Code
P.O. Box 1032	Enid	OK	73702

☑ Notice has been provided to the owner of any permanently occupied dwelling within 1,320 feet.

☑ This well is not located within five hundred feet of an occupied dwelling.

WELL INFORMATION (If more than one lateral proposed, enter data for additional laterals on page 2)

Well Name	Well Number
MISSOULA	1-21H

	Footages	Qtr-Qtr	Section	Township	Range	County
Surface Footages	170 F S L 1750 F W L	SESW	21	152 N	100 W	McKenzie
Longstring Casing Point Footages	593 F S L 1874 F W L	SESW	21	152 N	100 W	McKenzie
Bottom Hole Footages From Nearest Section Line	200 F N L 1980 F W L	NENW	16	152 N	100 W	McKenzie

Longstring Casing Point Coordinates From Well Head	Azimuth	Longstring Total Depth
423 N From WH 124 E From WH	16 °	11170 Feet MD 10918 Feet TVD

Bottom Hole Coordinates From Well Head	KOP Lateral 1	Azimuth Lateral 1	Estimated Total Depth Lateral 1
10193 N From WH 230 E From WH	10477 Feet MD	0 °	20951 Feet MD 10908 Feet TVD

Latitude of Well Head	Longitude of Well Head	NAD Reference	Description of Spacing Unit: (Subject to NDIC Approval)
47 ° 57 ' 52.27 "	-103 ° 29 ' 27.77 "	NAD83	Sec. 16 & 21-152N-100W

Ground Elevation	Acres in Spacing/Drilling Unit	Spacing/Drilling Unit Setback Requirement	Industrial Commission Order
2107 Feet Above S.L.	1280	200 Feet N/S 1220 Feet E/W	15123

North Line of Spacing/Drilling Unit	South Line of Spacing/Drilling Unit	East Line of Spacing/Drilling Unit	West Line of Spacing/Drilling Unit
5286 Feet	5281 Feet	10556 Feet	10554 Feet

Objective Horizons	Pierre Shale Top
Bakken	1923

Proposed Surface Casing	Size	Weight	Depth	Cement Volume	
	9 - 5/8 "	36 Lb./Ft.	2000 Feet	755 Sacks	NOTE: Surface hole must be drilled with fresh water and surface casing must be cemented back to surface.

Proposed Longstring Casing	Size	Weight(s)	Longstring Total Depth	Cement Volume	Cement Top	Top Dakota Sand
	7 - "	26-32 Lb./Ft.	11170 Feet MD 10918 Feet TVD	847 Sacks	0 Feet	5090 Feet

Base Last Charles Salt (If Applicable)	
9356 Feet	NOTE: Intermediate or longstring casing string must be cemented above the top Dakota Group Sand.

Proposed Logs
CBL/GR from deepest depth obtainable to ground level and triple combo.

Drilling Mud Type (Vertical Hole - Below Surface Casing)	Drilling Mud Type (Lateral)
Invert	Brine

Survey Type in Vertical Portion of Well	Survey Frequency: Build Section	Survey Frequency: Lateral	Survey Contractor
MWD Every 100 Feet	30 Feet	90 Feet	Sperry

NOTE: A Gamma Ray log must be run to ground surface and a CBL must be run on intermediate or longstring casing string if set.

Surveys are required at least every 30 feet in the build section and every 90 feet in the lateral section of a horizontal well. Measurement inaccuracies are not considered when determining compliance with the spacing/drilling unit boundary setback requirement except in the following scenarios: 1) When the angle between the well bore and the respective boundary is 10 degrees or less and the well bore is within 150 feet of the respective setback requirement; or 2) If industry standard methods and equipment are not utilized. Consult the applicable field order for exceptions.

If measurement inaccuracies are required to be considered, a 2° MWD measurement inaccuracy will be applied to the horizontal portion of the well bore. This measurement inaccuracy is applied to the well bore from KOP to TD.

REQUIRED ATTACHMENTS: Certified surveyor's plat, horizontal section plat, estimated geological tops, proposed mud/cementing plan, directional plot/plan, $100 fee.

See Page 2 for Comments section and signature block.

BEFORE THE INDUSTRIAL COMMISSION

OF THE STATE OF NORTH DAKOTA

CASE NO. 18644
ORDER NO. 20946

IN THE MATTER OF A HEARING CALLED ON A MOTION OF THE COMMISSION TO CONSIDER THE APPLICATION OF OASIS PETROLEUM NORTH AMERICA LLC FOR AN ORDER AMENDING THE APPLICABLE ORDERS FOR THE CAMP-BAKKEN POOL, MCKENZIE AND WILLIAMS COUNTIES, ND, TO AUTHORIZE UP TO 8 HORIZONTAL WELLS TO BE DRILLED ON EACH 1280-ACRE SPACING UNIT AND EACH 1600-ACRE SPACING UNIT, AND SUCH OTHER RELIEF AS IS APPROPRIATE.

ORDER OF THE COMMISSION

THE COMMISSION FINDS:

(1) This cause came on for hearing at 9:00 a.m. on the 26th day of September, 2012.

(2) Oasis Petroleum North America LLC (Oasis) provided exhibits and testimony in this matter by sworn affidavits.

(3) Oasis made application to the Commission for an order amending the applicable orders for the Camp-Bakken Pool, McKenzie and Williams Counties, North Dakota, to authorize up to eight horizontal wells to be drilled on each 1280-acre spacing unit and each 1600-acre spacing unit, and such other relief as is appropriate.

(4) Order No. 20256 entered in Case No. 17987, the most recent spacing order for the Camp-Bakken Pool, established proper spacing for the development of Zone I at one horizontal well per 1280 acres, Zones II and III at up to two horizontal wells per 1280 acres, Zone IV at up to three horizontal wells per 1280 acres, Zones V and VI at up to six horizontal wells per 1280 acres, Zone VII at up to seven horizontal wells per 1280 acres, Zones VIII and IX at up to eight horizontal wells per 1280 acres, Zone X at up to three horizontal wells per 1600 acres, Zone XI at six horizontal wells per 2560 acres, and Zone XII at minimum of four horizontal wells, up to eight horizontal wells, per 2560-acres.

(5) Oasis operates the following standup 1280-acre spacing unit in Zone II in the Camp-Bakken Pool: Sections 18 and 19, Township 152 North, Range 100 West, McKenzie County, North Dakota. These lands comprise Zone II in its entirety.

As of December 31, 2012, BRI received royalty income primarily from 12 Bakken formation producing wells and 3 Madison formation producing wells. During 2012, the dollar amount of such royalties received from the aggregate number of producing wells was approximately $2,500,000. BRI has interest under several other wells which have been drilled and likely producing, but for which royalties have yet to be received as of December 31, 2012. BRI is currently receiving royalty income from three wells which have been determined to be drilled in the Three Forks formation. The Company is currently assessing these wells for purposes of determining if such royalty income is owned by the Company as a result of the transactions giving rise to the current operations of the Company in November 2010.

With respect to drilling operations, pursuant to the North Dakota Oil and Gas Commission, long lateral deep horizontal multi-stage fracking wells in the Bakken Formation must be permitted in spacing unit of not less than 640 acres, up to 1,280 acres, with some exceptions. The spacing units have to be approved and permitted in advance of drilling by the North Dakota Oil and Gas Commission. Recently, the NDIC has approved multi-well permits for wells drilled in the Three Forks formation along several of the defined “benches” typically associated with separate geologic benchmarks contained in the Three Forks formation. Since approximately one-third of the Company’s current net mineral acres include acreage in the Three Forks formation, any increase in the drilling operations on the Company’s net mineral acres which include permitted for Three Forks wells may result an increased number of total wells from which the Company may derive royalty income.

When a horizontal well is drilled in the area where the subject property is located, they typically drill down about 10,800 vertical feet and then utilize a downhole directional drilling tool to flatten the hole to 90 degrees and drill horizontally down the oil and gas producing formation. Horizontal directional drilling provides more contact area to the oil bearing formation than a typical vertical well. This method of drilling together with fracking is referred to as an enhanced oil recovery method, and is the primary source of recovery from the Bakken Formation. BRI does, however, have interests in certain wells not drilled into the Bakken Formation.

Well activity information for wells in which the company has mineral interest is compiled in a table which is available on the Company web site at http://www.bakkenresourcesinc.com/ under the “BRI well activity” heading.

The information provided in this table is categorized by well name, the operator, field and pool, the North Dakota Industrial Commission (“NDIC”) identifying number, and the well status and location description. Well status is defined by several categories: Producing; Confidential; Drilling; and Permitted Location to Drill. The table is updated as new information becomes available on the NDIC website at https://www.dmr.nd.gov/oilgas/. Included on the table are NDIC file numbers which can be used when searching for information for each well listed on the BRI webpage. Individuals may subscribe to the NDIC website following the prompts on the homepage. A premium service subscription is also available for a fee.

The following spreadsheet shows the following: (i) the number of reported wells at the end of each quarter of 2012; (ii) the wells that paid royalties in each quarter of 2012; and (iii) the time lag between initial reporting of wells and the receipt of royalties.

Bakken Resources, Inc.
Schedule of Well Activity
Quarterly Payments by Well

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
# of reported wells	9	11	13	15

Royalty paid by well
Missoula 1-21H	$26,994	$32,244	$15,315	$32,504	$107,057
Hysted 44-19H	$9,630	$18,439	$6,695	$20,289	$55,053
AndersMadson	$29,013	$5,212	$14,884	$15,394	$64,503
Brier 42-22H		$76,151	$28,904	$25,012	$130,067
Stewart 12-29H		$68,995	$22,295	$24,519	$115,809
William 25-26H		$10,816	$3,290	$2,582	$16,688
Catch Federal 11-12H			$136,282	$194,105	$330,387
Cliff Federal 14-5H			$121,333	$45,968	$167,301
Bering 12-29H				$269,512	$269,512
Anderson 1-4H				$128,999	$128,999
Lefty 5200 13-30H				$113,398	$113,398
Casey 5200 13-30B				$91,233	$91,233

Total	$65,637	$211,857	$348,998	$963,515	$1,590,007

	1st Production Date	1st Payment Date

Missoula 1-21H	Feb-11	Aug-11
Hysted 44-19H	Jun-11	Sep-11
AndersMadson	Oct-11	Mar-12
Brier 42-22H	Dec-11	Apr-12
Stewart 12-29H	Nov-11	Apr-12
William 25-26H	Nov-11	Jun-12
Catch Federal 11-12H	Feb-12	Jul-12
Cliff Federal 14-5H	Mar-12	Jul-12
Bering 12-29H	Jul-12	Oct-12
Anderson 1-4H	May-12	Nov-12
Lefty 5200 13-30H	Jul-12	Oct-12
Casey 5200 13-30B	Jul-12	Oct-12
Zaye Federal	Nov-12
Alfsvaag 1-31H	Oct-12	Jan-13
Patent Gate 7-6 #1-H	Apr-12

Results above should be read in connection with the notes accompanying the financial statements shown under Part IV of this annual report.

Currently, most of the leases covering the Company’s mineral acres contain what is commonly referred to as “continuous drilling clauses”. Generally, a continuous drilling clause requires an operator to maintain active drilling operations in order to hold or extend an oil and gas lease past the natural expiration date of the lease. A majority of the Company’s current leases currently have active drilling operations and are likely to have active operations in the foreseeable future.

Acquisition of Assets

On June 11, 2010, Multisys Language Solutions, Inc. or MLS, Multisys Acquisition, and Holms Energy entered into an Option to Purchase Assets Agreement, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to exercise an Asset Purchase Agreement to assign all right, title, and interest of specific Holms Energy owned oil and gas mineral rights to Multisys Acquisition. On November 26, 2010, MLS completed an initial closing of a private placement in the amount of $1,545,000 that issued 6,180,000 shares at $0.25 per share and 3,090,000 three-year warrants exercisable for 3,090,000 shares at $.50 per share, callable at $0.01 per share at any time after November 26, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more. We concurrently exercised the option with Holms Energy and executed an Asset Purchase Agreement by and between MLS, Holms Energy, and Multisys Acquisition in order to acquire certain interests in mineral rights and assets from Holms Energy. The option was exercised on November 26, 2010 and the Asset Purchase Agreement was entered into on November 26, 2010 by paying the consideration to Holms Energy detailed in the Asset Purchase Agreement. Under the Asset Purchase Agreement, Multisys Acquisition paid Holms Energy $100,000, issued Holms Energy 40,000,000 shares of restricted common stock, and granted to Holms Energy a 5% overriding royalty on all revenue generated from the Holms Property (defined herein) for ten years from the date of the acquisition closing. With the issuance of the 40,000,000 shares to the Holms Energy members, the Holms Energy members own a controlling interest in BRI. Holms Energy disbursed 40,000,000 shares to its members on a ratable ownership basis as a liquidating dividend to members.

The Asset Purchase Agreement related to the acquisition of: 1) certain Holms Energy mineral rights in oil and gas rights on approximately 7,200 gross acres and 2,400 net mineral acres of land located in McKenzie County, 8 miles southeast of Williston, North Dakota (the “Holms Property”); 2) potential production royalty income from wells to be drilled on the property whose oil and gas mineral rights are owned by Holms Energy; and 3) the transfer of all right, title and interest to an Option to Purchase the mineral rights from Rocky G. Greenfield and Evenette G. Greenfield entered into between Holms Energy and the Revocable Living Trust of Rocky G. Greenfield and Evenette G. Greenfield related to purchasing additional oil and gas mineral rights and production royalty income on the Holms Property for One Million Six Hundred Forty Nine Thousand ($1,649,000) Dollars (the “Greenfield Option”) (altogether, the “Asset Acquisition”). The Greenfield mineral rights were acquired by Multisys Acquisition through the Asset Purchase Agreement with Holms Energy on November 12, 2010. Holms Energy entered into a $485,000 one month non-interest bearing loan from BRI (the “Greenfield Note”) to complete the initial payment of $400,000 for the purchase of the Greenfield mineral rights. The purchase price of the Greenfield mineral rights under the agreement with Holms Energy (which was assumed by the Company in connection with the completion of the November 2010 transactions) was an aggregate of $1,649,000 plus interest as follows: an initial payment of $400,000; installment payments generally in the amount of $30,000 per quarter plus interest at 5% per annum for 8 years and an original balloon payment in the amount of $289,000 (which is subject to reduction in the event the Company accelerates payments under the Greenfield Note). The scheduled installment payments of $30,000 per quarter are subject to the amount of 35% of net revenues received in connection with the purchased Greenfield mineral rights. Payments made in excess of the amounts originally scheduled are applied to the outstanding principal amount of the loan. The collateral for the Greenfield Note are the Greenfield mineral rights. Under the terms of the loan from BRI to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan. The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between BRI and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven. In conjunction with the exercise of the option and execution of the Asset Purchase Agreement with Holms Energy, Multisys Acquisition acquired the rights to the Asset Purchase Agreement between Holms Energy and the Greenfields and therefore purchased the gas and oil production royalty rights of the Revocable Living Trust of Rocky G. Greenfield and Evenette G. Greenfield.

Change of Control of Bakken Resources, Inc.

After the closing of the Asset Purchase Agreement on November 26, 2010 which involved, in part, the issuance of 40 million (40,000,000) shares of BRI common stock to Holms Energy. Holms Energy subsequently declared a special liquidating dividend distribution of such 40 million shares to its members. Following such distribution, the members of Holms Energy beneficially then held in aggregate approximately 76.2% of the outstanding shares of common stock of Multisys Language Solutions after the closing of the Asset Purchase Agreement on November 26, 2010. After the closing of the transaction, based on an informal agreement in place, the current directors of MLS appointed the nominees designated by Holms Energy, LLC as members of the board of directors of MLS on December 1, 2010. Subsequently, the current officers and directors of MLS resigned their positions, clearing the way for the appointment of new executive officers by the new board of directors of MLS. Pursuant to the authorization from MLS stockholders for the amendment of the articles of incorporation of MLS at a special meeting of stockholders, MLS changed its corporate name from Multisys Language Solutions, Inc. to Bakken Resources, Inc. on December 10, 2010 to reflect its new business focus.

Business Strategy

We plan to focus on evolving into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties. We plan to initially focus our activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash. To date, we have collected approximately $2,724,398 in revenues from royalties generated from our mineral rights.

Per our business plan and strategy, we have pursued relationships to gather information on future potential oil and gas drilling projects and explored and contemplated possible joint partnerships in other drilling programs. We previously announced our acquisition of mineral acreage in the Duck Lake region of Western Montana, in a potential oil play commonly referred to as the Alberta Bakken. We also announced our acquisition of a 17% working interest in an operating well located in Archer County, Texas. The Company has two subsidiaries, BR Metals, Inc. and Bakken Development Corporation which were formed to explore other potential opportunities in the mining and housing and infrastructure segments. The Company remains in discussion with various groups for strategic partnerships and plans to announce the completion of such arrangements if and when they are consummated.

Geology of the Bakken Formation and the Three Forks Formation

The geological formation, as well as many other criteria, determines the production level of any commercial wells, which impact the potential future royalty revenue, if any. The following profile of the Williston Basin gives an idea as to the value of our mineral assets. Our leases are in a geographic area known as the Williston Basin, which is a large intracratonic sedimentary basin in eastern Montana, western North and South Dakota and southern Saskatchewan known for its rich deposits of petroleum and potash. The basin is a geologic structural basin but not a topographic depression; it is transected by the Missouri River. The oval-shaped depression extends approximately 475 miles (764 km) north-south and 300 miles (480 km) east-west. The map below shows the general location of the Bakken Formation and the Alberta Bakken (not intended to show or represent the location of any oil fields). (Source: http://seekingalpha.com/article/284628-the-alberta-bakken-the-smaller-sibling-offers-compelling-prospects).

The smaller area shown in the northwest portion of Montana shows generally the location of mineral acreage BRI purchased in Fall 2011 (referred to as the “Duck Lake Property”). Drilling has not begun on the Duck Lake Property.

The Bakken formation has received considerable recognition for its oil production capabilities. Oil was discovered in this formation in 1951 but production was difficult to achieve at that time. Technological developments and improvements since then have given operators the capabilities in recent years to develop the formation. In April 2008, the United States Geological Service (USGS) released a report estimating the amount of oil recoverable with current technology ranged from 3.0 to 4.3 billion barrels. At the same time, the State of North Dakota also released a report estimating recoverable oil at 2.1 billion barrels. Other industry estimates place the total oil available, which includes oil that cannot be recovered with current technology, at 18 billion barrels. The USGS is currently further reassessing the amount of technically recoverable oil in the Bakken formation and such report is expected to be released in late 2014.

There are several formations below the subsurface of the Bakken formation known commonly as the Three Forks. Evaluative wells have already been drilled to these “benches” of the Three Forks. Operators have recently begun exploratory drilling into these benches. Several operators have announced plans to evaluate high density drilling possibilities to these benches. The graphic below shows a development pilot program Continental has announced as part of its Three Forks drilling program.

(Source: Continental Resources 2012 Investors Day Presentation, slide 24, http://media.corporate-ir.net/media_files/irol/19/197380/IC2012Presentation_09OCT2012.pdf)

CLR: First Full-Pattern 320-Acre Development Pilot

- 3 tests (Nov 2012-Feb 2014)
- 14 wells per 1280 unit
- 4 MB, 3 TF1, 4 TF2, 3 TF3
- Micro-seismic monitoring
- 1320′ same zone inter-well spacing/660′ offset

1320′
660′
68′

2 MILES
BAKKEN
TF1
TF2
TF3
TF4
1 MILE

24
BAKKEN: CHANGING THE WORLD
CLR

The drilling pattern in this graphic is known as array drilling. The offset pattern of drilling is expected to allow high density drilling for a spacing unit (1,280 acres). The goal is to increase the number of wells without impacting the number of barrels produced from each well.

BRI owns mineral acres in the Three Forks formation through its ownership of the former Greenfield mineral assets.

According to the North Dakota Industrial Commission, Oil and Gas Division, the Bakken Shale in the Williston Basin is over 11,000 ft. deep at the center of the formation and rises to 3,100 ft. on the edges of the basin. The Bakken Formation is composed of three distinct members. The first layer averages twenty three feet in depth and consists of blackish marine shale. The second member runs from 30 ft. to 80 ft. and composed of interbedded limestone, siltstone, sandstone and dolomite. The bottom member is a dark black marine shale that averages 10 ft. to 30 ft. in thickness. All three formations that make up the Bakken are rich in an organic material called Kerogen. When Kerogen is heated (thermogenic processes) or broken down by organic means (biogenic processes), natural gas and oil are created. The Bakken Formation is capped by a very thick limestone formation called the Lodgepole. It is because of this limestone cap that there is so much gas and oil trapped in the shale horizon. The Bakken Formation is what is considered a thermally mature deposit and the oil from the Bakken has a 41 specific gravity and is deemed to be commercially high grade crude oil.

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

The Bakken formation has poor porosity which reduces the ability of the gas and oil to flow out of this horizon. Recently, horizontal drilling of lateral holes combined with hydraulic fracturing (commonly referred to as ‘fracking’) has resulted in substantial production from thick formations that have poor porosity. It should be noted, however, that porosity and the permeability of the oil shale rock can vary widely and unpredictably over short distances, thus dry wells can be found next to prolific wells with little explanation geologically.

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

Two technologies are currently being used to enhance horizontal drilling: 1) log while drilling (“LWD”); and 2) drill string radar (“DST”). LWD uses long sensors which read gamma radiation given off by the formation, which provides real time information to the drillers and this information is gathered and assists drillers to drill in the optimum sections of the formation. DST provides information to the driller on the surface as to what direction, angle and depth the well is being drilled. The combination of the two technologies greatly assists keeping the drill bit in the optimum location within the Bakken formation.

Below is a diagram example of horizontal drilling.

Governmental Regulations

Our operations are not directly subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole, however, operators who operate on our properties may be impacted by such rules and regulations.

Regulation of Oil and Natural Gas Production. Oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies. For example, the state of North Dakota and Montana requires permits for exploration drilling, operation of commercial wells, submission of several reports concerning operations of wells and imposes other requirements relating to the production of oil and natural gas. Such states may also have statutes and regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations by our operators can result in substantial penalties, which in turn, may impact the amount of royalty revenue we derive from our leased properties. Although we believe that we are currently in substantial compliance with all applicable laws and regulations, to the extent they apply to us, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

The following environmental discussion may be applicable directly to our operators; however, we could be indirectly impacted, since environmental laws and regulations could significantly impact production of the wells on our properties. Our operators and properties are impacted by extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health, as such regulations relate to our operators. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

▪	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
▪	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
▪	impose substantial liabilities for pollution resulting from its operations.

The permits required by our operators may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements.

Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on BRI, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance.  Although CERCLA excludes petroleum from its definition of “hazardous substance,” state laws affecting our operators may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

Our operations are also subject to the federal Clean Water Act and analogous state laws. The Clean Water Act and similar state acts regulate other discharges of wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, and costs to remediate and pay natural resources damages. Under the Clean Water Act, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, or seek coverage under a general permit. Some of our properties may require permits for discharges of storm water runoff and our operators may apply for storm water discharge permit coverage and updating storm water discharge management practices at some of our facilities. These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. The operations provided by our operators, may be, in certain circumstances and locations, subject to permits and restrictions under these statutes for emissions of air pollutants.

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

Our larger or integrated competitors may have the resources to be better able to absorb the burden of existing, and any changes to federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to determine reserves and acquire additional properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, we may be at a disadvantage in producing oil and natural gas properties and bidding for exploratory prospects, because we have fewer financial and human resources than many other companies in our industry. Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

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

Our production royalties derived from oil and gas production from our properties are expected to be sold by the Lessees at prices tied to the spot oil markets. We derive certain royalty revenues from gas produced from wells drilled on our property, but currently this amount is small relative to the royalties we receive from oil production. We will be required to rely on the Lessees to market and sell any future gas production.

Employees/Consultants

We currently have two full-time employees and one part-time employee, respectively, Val Holms, President, Chief Executive Officer and Chairman; Karen Midtlyng, Secretary and Director and David Deffinbaugh, Chief Financial Officer and Director. All of our appointed executives have entered into written employments agreements. As drilling production activities continue to increase by our Lessees, and if additional revenue from production royalties develops as anticipated and continues to increase, we may hire additional technical, operational or administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Under the terms of the Asset Purchase Agreement with Holms Energy, we are obligated to make payments of at least $120,000 per year to Rocky and Evenette Greenfield under their Asset Purchase Agreement with Holms Energy to complete our purchase of mineral rights royalty interests from them. Under full-time employment agreements with our President and Chief Executive Officer Val Holms, our Chief Financial Officer, David Deffinbaugh, and with our Secretary, Karen Midtlyng we are obligated to make salary payments of $180,000 per year, $60,000 per year and $72,000 per year, respectively. In addition we are obligated to pay an average of $24,000 per year over five years for our office space under the terms of a lease agreement

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

The success and timing of development activities by Lessees will depend on a number of factors that will largely be out of our control, including:

▪	the timing and amount of capital expenditures;
▪	their expertise and financial resources;
▪	approval of other participants in drilling wells;
▪	selection of technology; and
▪	the rate of production of reserves, if any.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to continue to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet certain reporting obligations.

Our lack of diversification will increase the risk of an investment in BRI, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our business focus predominately is on the oil and gas industry on our oil and gas mineral rights property, located in McKenzie County, North Dakota. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify or expand our operations, our financial condition and results of operations could deteriorate. We have been solely dependent on the expertise of our Lessees as the operator of our property.

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

Our acquisition strategy will subject us to certain risks associated with the inherent uncertainty in evaluating properties for which we have limited information.

Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Also, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken.

Any acquisition involves other potential risks, including, among other things:

▪	the validity of our assumptions about reserves, future production, revenues and costs;
▪	a decrease in our liquidity by using a significant portion of our cash from operations or borrowing capacity to finance acquisitions;
▪	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
▪	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
▪	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; and
▪	an increase in our costs or a decrease in our revenues associated with any potential royalty owner or landowner claims or disputes.

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

Seasonal weather conditions adversely affect operators’ ability to conduct drilling activities in the areas where our properties are located.

Seasonal weather conditions can limit drilling and producing activities and other operations in our operating areas and as a result, a majority of the drilling on our properties is generally performed during the summer and fall months. These seasonal constraints can pose challenges for meeting well drilling objectives and increase competition for equipment, supplies and personnel during the summer and fall months, which could lead to shortages and increase costs or delay operations. Additionally, many municipalities impose weight restrictions on the paved roads that lead to jobsites due to the muddy conditions caused by spring thaws. This could limit access to jobsites and operators’ ability to service wells in these areas.

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

Risks Related To the Oil and Gas Industry

Oil and natural gas prices are very volatile.  A protracted period of oil and natural gas prices below the prices currently in effect may adversely affect our business, financial condition, results of operations or cash flows.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. The price our oil company Lessees receive for oil and natural gas production on our mineral rights property heavily influences our royalty revenue, profitability, access to capital and future rate of growth. The prices our Lessees receive for their production and the levels of their production depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

▪	changes in global supply and demand for oil and gas;
▪	the actions of the Organization of Petroleum Exporting Countries;
▪	the price and quantity of imports of foreign oil and gas;
▪	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity or exchange rate fluctuations;
▪	the level of global oil and gas exploration and production activity;
▪	the level of global oil and gas inventories;
▪	weather conditions;
▪	technological advances affecting energy consumption;
▪	domestic and foreign governmental regulations;
▪	proximity and capacity of oil and gas pipelines and other transportation facilities;
▪	the price and availability of competitors’ supplies of oil and gas in captive market areas;
▪	the price and availability of alternative fuels; and
▪	speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts

Furthermore, the recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has led to a worldwide economic recession. The slowdown in economic activity caused by such recession has reduced worldwide demand for energy and resulted in lower oil and natural gas prices.

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

Initially, our future success will depend on the success of our development, exploitation, production, and exploration activities conducted by our Lessees as our operators on our mineral rights property. Oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production.  Our decisions to participate in drilling projects, purchase mineral rights, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing, and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Furthermore, many factors may curtail, delay or cancel drilling, including the following:

▪	delays imposed by or resulting from compliance with regulatory requirements;
▪	pressure or irregularities in geological formations;
▪	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and CO2;
▪	equipment failures or accidents;
▪	adverse weather conditions, such as freezing temperatures, hurricanes and storms;
▪	unexpected operational events, including accidents;
▪	reductions in oil and natural gas prices;
▪	proximity to and capacity of transportation facilities;
▪	title problems; and
▪	limitations in the market for oil and natural gas.

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

Estimates of proved oil and natural gas reserves are uncertain and any material inaccuracies in these reserve estimates will materially affect the quantities and the value of our reserves.

The process of estimating oil and natural gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for such reservoir. Therefore, these estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from those estimated. Any significant variance could materially affect the estimated quantities and the value of our reserves.

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

Federal or state hydraulic fracturing legislation could increase our Lessees’ costs or restrict their access to oil and natural gas reserves.

Hydraulic fracturing using fluids other than diesel is currently exempt from regulation under the federal Safe Drinking Water Act, but opponents of hydraulic fracturing have called for further study of the technique’s environmental effects and, in some cases, a moratorium on the use of the technique. Several proposals have been submitted to Congress that, if implemented, would subject all hydraulic fracturing to regulation under the Safe Drinking Water Act. Further, the EPA’s Office of Research and Development (ORD) is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The results of that study could advance the development of additional regulations. Apart from federal regulatory initiatives, states have been considering or implementing new requirements for hydraulic fracturing, including restricting its use in environmentally sensitive areas. Similarly, some localities have significantly limited or prohibited drilling activities, or are considering doing so.

Although it is not possible at this time to predict the final outcome of the ORD’s study or the requirements of any additional federal or state legislation or regulation regarding hydraulic fracturing, any new federal, state, or local restrictions on hydraulic fracturing that may be imposed in areas where we conduct business, such as the Bakken and Three Forks areas, could significantly increase our Lessees’ operating, capital and compliance costs as well as delay or halt our ability to develop oil and natural gas reserves.

Possible regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and natural gas.

Significant studies and research have been devoted to climate change and global warming, and climate change has developed into a major political issue in the United States and globally. Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production. Many states and the federal government have imposed requirements directed at controlling greenhouse gas emissions, and future legislation and regulation could impose additional restrictions or obligations in connection with our drilling and production activities and favor use of alternative energy sources, which could increase our operating costs or reduce the demand for petroleum products. As such, our business could be materially adversely affected by domestic and international legislation targeted at controlling climate change.

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

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of proposed legislation.

President Obama’s budget proposal for fiscal year 2013 recommended the elimination of certain key United States federal income tax preferences currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for United States production activities for oil and gas production, and (iv) the extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes or similar changes will be enacted or, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal income tax law could affect certain tax deductions that are currently available with respect to oil and gas exploration and production. Any such changes could have an adverse effect on our financial position, results of operations and cash flows primarily because such changes may impact the operations of our operators from whom we currently derive substantially all of our revenues.

Item 2. Properties.

Description of Certain Property and Leases

General

On December 1, 2010, BRI entered into a one-year office lease for its principal office in Helena, Montana, renewable for up to five years, for a 2,175 square foot executive office, for a monthly charge of $1,600 for the first year; $1,800 second year; $2,000 third year; $2,200 fourth year; and $2,400 fifth year. In addition to the principal office, BRI also maintains a part-time office in New York City which is fixed at $3,000 per month.

The Company also maintains an apartment in Helena, Montana to provide accommodation to the Chief Financial Officer who travels to Helena weekly to work at the principal office. The monthly rent for the apartment is $650 per month and is under a one year lease that will expire October 31, 2013.

As of December 31, 2011 BRI owns mineral rights for 7,200 (net 2,400) acres in the Bakken/Three Forks in North Dakota and approximately 2,200 acres in the Duck Lake area of Montana. We also own a 50% net mineral interest in the Duck Lake acreage minerals.

The BRI mineral rights are leased to three well operators, Oasis Petroleum, Continental Resources and Statoil ASA (formerly, Brigham Oil). As of December 31, 2012, we have received division orders and/or royalty payments for twelve Bakken formation wells and three Madison formation wells.

The Duck Lake mineral rights are leased but have not been developed as of December 31, 2012.

On September 21, 2011, the Company’s Board of Directors approved the purchase of the Duck Lake minerals from Lincoln Green, Inc (“LGI”). Under the terms of the agreement, the Company agreed to pay LGI $250,000 for approximately a 50% interest in 2,200 net mineral acres. No drilling operations have commenced yet on the Duck Lake property.

The following table presents information about the produced oil and gas volumes for the years ended December 31, 2012 and 2011. The information comes from the North Dakota Industrial Commission website and royalty payments received from the well operators. As of December 31, 2012, the Company has received division orders for twelve Bakken formation wells. The reported amounts are from those wells. The Company did not begin operations until late 2010.

	Year Ended December 31,

	2012	2011
Net Production
Oil (Bbl)	1,316,591	129,710

Natural Gas (Mcf)	422,447	132,375

Average Sales Price
Oil (per Bbl)	$ 85.16	$ 86.02

Natural Gas (per Mcf)	$ 6.19	$ 0.00

The Company’s royalty payments from the production noted above vary by well. Wells are drilled in spacing units which are typically 1,280 acres or two sections but can include up to four sections. The royalty percentage is determined based on the amount of mineral interest acreage owned by BRI and the lease rate for that acreage. Because the mineral interest owned by BRI varies by well, the royalty percentage also varies. Our average royalty for the twelve Bakken formation wells is approximately 1.35%. Using the numbers shown above, if the reported oil production was sold at the average sales price of $85.16 per barrel, gross revenue would be $112,120,890. Multiplying the average royalty percentage of 1.35% times the gross revenue results in a royalty payment of $1,513,632. Actual royalty payments received by BRI in 2012 total $1,590,006.

Depletion of oil and natural gas properties

Our depletion expense is driven by estimates of well production, estimates of number of wells to be drilled and the cost to acquire mineral leases. Depletion expense of $74,892 was recorded in 2011. Depletion expense of $444,737 was recorded during the year ended December 31, 2012.

Location of BRI’s Mineral Rights

The following contains the descriptions and map of the locations where our mineral acreage is currently located (also includes locations of certain wells located on our properties).

TOWNSHIP 151 NORTH, RANGE 100 WEST

Section 6:	Lots 2, 3; SW1/4 NE1/4, SE1/4, NWI/4, NW1/4 SE1/4, SE1/4, SE1/4

TOWNSHIP 152 NORTH, RANGE 100 WEST

Section 5:	SW1/4 SW1/4
Section 6:	S1/2 SE1/4, SE1/4 SW1/4 Lot 14,
Section 7:	Lots 1,2,3,4; E1/2 SW1/4, E1/2, E1/2 NW1/4
Section 8:	SE 1/4 SE 1/4, SW1/4, W1/2 NWl/4,SE 1/4 NW1/4, SW1/4 SE1/4
Section 9:	Lots 1,2,3,4; SW 1/4 NW1/4, NE 1/4 SW1/4, SW1/4 SE 1/4,
Sl/2 SW1/4, NW1/4 SWl/4, SE1/4 SE1/4
Section 10:	Lots 2, 3,4; S 1/2 SW1/4
Section 15:	NE 1/4 NW1/4
Section 17:	NE 1/4, E1/2 NW1/4, NW1/4 NW1/4, N1/2 SW1/4 NW1/4, SE 1/4
E1/2 SW1/4, S1/2 SW1/4, NW1/4, W1/2 SW1/4
Section 18:	N1/2 NE1/4, NE1/4 NW1/4, Lot 1
Section 20:	All
Section 21:	All
Section 22:	W 1/2 W1/2, SE1/4 SW1/4, NE1/4 SE1/4, S1/2, SE1/4, NE1/4
SW1/4 NW1/4 SE1/4, E1/2 NWl/4
Section 23:	W1/2 SWl/4
Section 29:	NE1/4, N1/2 NW1/4
Section 30:	Lots 3,4; El/2 SWl/4, W1/2 SE 1/4
Section 31:	Lots 1,2,3,4; E1/2 W1/2, E1/2
Section 32:	SE 1/4 NW1/4, W1/2 W1/2, NE 1/4SW 1/4

TOWNSHIP 152 NORTH, RANGE 101 WEST

Section 1:	SE 1/4 SE 1/4
Section 12:	SE1/4 NE1/4, E1/2 SE1/4, NE1/4 NE1/4
Section 13:	N1/2 NE1/4, NW1/4
Section 24:	SW1/4
Section 25:	NW ¼ NE 1/4, S1/2 NE 1/4, N1/2 NW 1/4, SE1/4 NW1/4, NE 1/4
SW1/4, N1/2 SE1/4, SE1/4SE1/4
Section 26:	SE 1/4
Section 35:	NE 1/4NE 1/4, S1/2 NE 1/4, SE 1/4 NW1/4

To read this table or to check the location on a map, begin with the heading at the top and read down the side for a specific section, then read across for the description of the acreage owned by BRI. For example, in Township 151 North, Range 100 West, BRI owns acreage in Section 6. Specifically, BRI owns Lots 2 and 3 in that Section. In addition, we also own the Southwest quarter of the Northeast quarter of the section, the Southeast quarter, the Northwest quarter, the Northwest quarter of the Southeast quarter.

R·100·W
R99W
R101W
R100W
MISSOURI RIVER
153 N
152 N
T 151 N
Zaye Federal Oasis
Cliff Federal #21677 Oasis
Anderson #21670 Continental
Catch Federal #21640 Oasis
Lindvig #15765 Oasis
Bering #20400 Oasis
Doris #23463 Oasis
Alpha #21981 Continental
Alpha #21979 Continental
Alpha #21983 Continental
AndersMadson #21029 Oasis
Pingora #25645 Oasis
Casey #22428 Oasis
Hysted #19844 Oasis
Indigo #24569 Oasis
Leanne #23480 Oasis
William #20966 Brigham
Pikes #24646 Oasis
Sully #24288 Oasis
Lofty #22399 Oasis
Taylor #23700 Oasis
Brier #19706 Oasis
Missoula #23351 Oasis
Missoula #23352 Oasis
Missoula #19758 Oasis
Missoula #23340 Oasis
Missoula #23420 Oasis
Missoula #23428 Oasis
Missoula #23427 Oasis
Lyle #15586 Zenergy
Schmitz #15879 Oasis
Stewart #20399 Oasis
Patent Gate #21244 Brigham

MAP SHOWING AREA OF MINERAL LEASES
FOR
BAKKEN RESOURCES, INC
McKENZIE COUNTY, N.D.
Scale: 1" = 1 mile

Current Wells:
Blue/Location Being Made
Red/ Drilling
Black/ Confidential
Green/ Producing

Well Map Updated January 2013

Map Shows Drilling Units for

Bakken Resources, Inc.

McKenzie County, N.D.

(Each section is approximately 640 acres or one (1) square mile)

Description of Oil Leases and Oil Production

As of December 31, 2012, our properties in North Dakota are leased primarily to three operators: Oasis Petroleum, Continental Resources and Statoil. The executed oil leases cover various parcels of land in the same general region, primarily in McKenzie County, North Dakota. The leases have lease periods of between 3 and 8 years with starting dates from March 2003 to December 2009. All but three of the leases have landowner royalties’ payable by the oil company Lessees on gross proceeds from oil and gas production of 17%. Currently, most of the leases covering the Company’s mineral acres contain what is commonly referred to as “continuous drilling clauses”. Generally, a continuous drilling clause requires an operator to maintain active drilling operations in order to hold or extend an oil and gas lease past the natural expiration date of the lease.

A majority of the Company’s current leases currently have active drilling operations and are likely to have active operations in the foreseeable future.

The following table describes in general a representative sample of the leases held by the Company. From time to time, leases may be divided or consolidated among various lessees without prior consent or notification to the Company so such table is intended for illustrative purposes only.

Legal	Lease	Gross	Net	Original	Current	Total Landowner Royalty
Description	Period	Acres	Acres	Lessee	lessee	Percentage
151N, R100W, Section 6: Lots 2(40.00),3(40.00), SE4NW4, SW4NE4	7/29/08-7/29/13	1203.10	614.36	Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 8: NW4NW4, S2NW4, SW4, S2SE4, NE4NE4	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 9: Lots 1(21.20), 2(26.60), 3(42.10), 4(43.00), SW4NW4, SW4, S2SE4	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 10: Lots 2(18.80),3(17.20),4(34.20), S2SW4	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 15: NE4NW4	"			Empire Oil	Oasis Petroleum	17%
152N, R101W, Sec 1: SE4SE4	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 5: SWSW	7/14/08-7/14/13	193.38	95.30	Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 6: Lot 14(33.38) S2SE, SESW	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 7: Lot 1(33.53), Lot 2(33.55), E2NW4, NE4	3/1/05-3/1/12	307.08	150.87	Sundance	Oasis Petroleum	17.50%
152N, R100W, Sec 17: All plus all accretions and riparian rights thereto	9/9/03-9/9/11	2227.22	792.86	Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec:7: Lots 3(33.63), 4(33.59), E2SW, SE Plus all accretions and riparian rights thereto	“			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 20 All	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 21 All	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 18: Lot 1(33.63), NENW, N2NE	5/21/09-5/21/12	393.63	153.45	Empire Oil	Oasis Petroleum	17%
152N, R101W, Sec 13: N2NE, NW	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 22: W2, SE4	1/19/05-1/19/12	480.00	156.57	Armstrong	Oasis Petroleum	17.50%
152N, R100W, Sec 23: W2SW	7/14/08-7/14/11	80.00	19.43	Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 29: NE, N2NW	11/24/04-11/24/11	1028.68	140.98	Empire Oil	Oasis Petroleum	17%
152N, 100W, Sec 30: Lot 3 (34.31), Lot 4 (34.37), E1/2SW1/4, W1/2SE1/4
152N, 101W, Sec 24 SW1/4
152N, R101W, Sec 25: NWNE, S2NE, N2NW, SENW, NESW, N2SE, SESE	"			Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 31: Lot 1(34.43), 2(34.49), 3(34.55), 4(34.61), E2W2, E2	7/14/08-6/10/12	858.08	197.27	Empire Oil	Oasis Petroleum	17%
152N, R100W, Sec 32: W2W2, SENW, NESW	"			Empire Oil	Oasis Petroleum	17%
152N, R101W, Sec 26: SE, except 6.32 acres	4/8/08-4/8/11	153.68	6.93	Diamond Resources		17%
152N, R101W, Sec 35: E 1/2 NE 1/4, SW 1/4 NE 1/4, SE 1/4 NW 1/4	9/13/02-9/13/05	160.00	7.22	Diamond Resources	Oasis Petroleum	15%
Total		7,084.85	2,335.24

Note: The gross and net amounts are slightly lower than amounts that appear elsewhere in this document. There are 160 gross mineral acres and 78 net mineral acres not covered by lease.

The landowner royalty interest is the revenue royalty paid by the contracted oil drilling company (Oasis Petroleum for example) on whatever oil and gas revenue they generate from the particular lease. If Oasis Petroleum generates $100,000 in oil and gas revenue from acreage subject to the BRI landowner royalty of 17%, BRI would receive in royalty payments of $17,000 (assuming that we have 100% of the acreage under the applicable spacing unit). Using the same example, pursuant to the 5% overriding royalty interest on all oil and gas revenue received by BRI from the assets purchased from Holms Energy for ten years (measured from the date of purchase), Holms Energy would receive a 5% over-riding royalty payment of $5,000 from BRI, thus resulting in a net payment of $12,000 to BRI. Royalties paid to BRI are adjusted to reflect the number of net mineral acres underlying the spacing under which the producing well is drilled.

To illustrate, the leases with Oasis Petroleum do not specify which geological formation must be drilled, but they are specific to oil and gas hydrocarbon drilling. The leases do not impose any performance criteria on the Lessees except the date that well is required to be drilled. We have no control over any operating decisions made by Oasis Petroleum as it relates to: 1) which formation it will drill; 2) levels at which the well will be produced; 3) who Oasis Petroleum uses as contractor for drilling and completing wells; 4) who Oasis Petroleum sells the oil and gas to; or 5) any influence on any aspect of recovery.

Once a well is drilled and production established, of which there is no assurance, the lease is considered “held by production,” meaning the lease continues as long as oil is being produced. As of December 31, 2012, drilling activity on the Company’s mineral acreage is likely to hold by production most if not all of the Company’s leases Several of our leases, however, require the operator to have “continuous” drilling operations which would require the operator to continue drilling activities in order to qualify the lease to be held by production. Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. The Company is currently conducting an internal audit of its leases and mineral acreage holdings.

Given the recent drilling activity on our properties as well as the relatively recent development of horizontal drilling techniques in general, a proven reserve estimate is not obtainable at this time. Operators have estimated that the range of recoverable barrels of oil from a particular producing well can vary from 200,000 to as high as 1,000,000 barrels during its viable lifetime. (Source: http://www.milliondollarwayblog.com/p/faq.html)

Item 3. Legal Proceedings.

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s CEO, Val Holms. The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. Both Mr. Val Holms, our CEO, and BRI dispute such allegations in their entirety and intend to and have vigorously defended against such claims. On August 17, 2012, BRI filed a motion to dismiss the lawsuit in the Superior Court of the State of Washington, County of Spokane to dismiss the complaint filed by Allan Holms on April 2, 2012. This case continues to proceed and is currently scheduled for trial in November 2013.

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

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County. Mr. Gillis, the plaintiff in this matter (the “Gillis Case”), is the trustee of the Bruce and Marilyn Gillis 1987 Trust. Mr. Gillis is the Trustee of such trust. Mr. Gillis is alleging that Client breached certain registration rights obligations pursuant to an equity investment made at or around November 2010. The Company denies the validity of the claims made in the Gillis Case and intends to vigorously defend against such claims.

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

The quoted bid or asked price for the shares of common stock of BRI for the quarterly periods from January 1, 2012 through December 31, 2012 ranged from $0.17 to $0.95.

Holders

The number of record holders of BRI’s common stock as of the date of this Report is approximately 181.

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

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings or proceeds we may receive in the development and/or expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

▪	our financial condition;
▪	earnings;
▪	need for funds;
▪	capital requirements;
▪	prior claims of preferred stock to the extent issued and outstanding; and
▪	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

Stock Option Plan

The Board of Directors of our predecessor approved the Stock Option Plan on November 3, 2008 and then on June 16, 2010, authorized an increase in the total common stock, $.001 par value, available in the Company's 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares, to be granted to officers, directors, consultants, advisors, and other key employees of BRI and its subsidiaries. This was ratified by the shareholders on November 12, 2010. The total number of options that can be granted under the plan will not exceed 5,000,000 shares. Non-qualified stock options will be granted by the Board of Directors with an option price not less than the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock.

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

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2012. There are no equity compensation plans not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights. (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	500,000	$0.10	4,500,000
Total	500,000	$0.10	4,500,000

The transfer agent of BRI is Nevada Agency and Transfer Company, located at 50 W Liberty St, Ste 880, Reno, NV, 89501.

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

On December 31, 2010, in a second round closing, we issued an additional 860,000 shares of our restricted common stock to eight accredited investors at $0.25 per share and three year common stock purchase warrants to purchase 430,000 shares at $0.50 per share, for gross proceeds of $215,000 in a second round closing of a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933. Shares were offered in units consisting of two shares of common stock and one Stock Purchase Warrant to purchase one share of common stock at $0.50 for three years, callable at $0.01 per share at any time after December 31, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more. The net proceeds of the private placement were primarily used to exercise the option to purchase Holms Property oil and gas rights (see below for a fuller description), and the remaining funds were to be used for working capital, payment of referral fees to potentially acquire mineral rights and interests in existing oil and gas leases from other third parties, to participate in joint venture drilling programs primarily in Eastern Montana, Western North and South Dakota, with primary interest in the Bakken Formation, to acquire a precious metals company owned by Val Holms (BR Metals Corporation), and for other general corporate purposes of BRI.

On February 4, 2011, in a third round closing, we entered into agreements relating to the private placement of $50,000 of our securities through the sale of 200,000 shares of our common stock at $0.25 per share, with 100,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of this sale and callable at $0.01 per share at any time after February 4, 2012, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more. In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable. The placement was undertaken by the officers of the Company. The private placement of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The proceeds from these sales of unregistered securities were used to funding Company operations.

On March 18, 2011, in a fourth and final round closing, we entered into seventeen definitive and separate agreements relating to the private placement of $695,000 of our securities through the sale of 2,780,000 shares of our common stock at $0.25 per share, with 1,390,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of the sale and callable at $0.01 per share at any time after March 18, 2012, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more. In conjunction with the private placement, the Company gave $65,000 and issued 260,000 common stock warrants pertaining to a finder’s fee consulting agreement related to the March 18, 2011 sale of common stock. Each warrant is exercisable at $0.25 for a term of three years from the date of issuance.  The placement was undertaken by the officers of the Company. The private placement of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The proceeds from these sales of unregistered securities were used for working capital purposes.

With the conclusion of the March 18, 2011 closings, the raise under the original private placement for $2.5 million were completed in full.

The net proceeds to us from the sale of the 10,000,000 shares, after deducting the expenses of this offering and assuming that the maximum permitted commissions and non-accountable allowances are paid, are estimated to be approximately $2,570,000. $85,000 was paid out to a non-affiliated foreign investment company in finder’s fees pursuant a consulting contract for identifying potential foreign investors that amounted to $850,000 invested in the Private Placement. We used the funds from the private placement approximately as follows, (i) $400,000 was allotted to Holms Energy in exchange for the Greenfield mineral rights; (ii) $100,000 was used for the acquisition of the Holms Energy assets; (iii) $80,000 was paid in finder’s fee consulting contracts to a foreign investment company; and (iv) the balance was allocated to cover costs of the fundraising and acquisitions, and general working capital purposes of our company. We may use a portion of the net proceeds for the acquisition of additional mineral rights which we believe are complimentary to those of our Company's business. Pursuant to the Asset Purchase Agreement, BRI acquired existing mineral rights from the Revocable Living Trust of Rocky G. Greenfield and Evenette G. Greenfield from Holms Energy, we paid $400,000 as an initial down payment and now installment payments in the amount of $120,000 per year plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000 totaling $1,649,000 plus interest will be due.

The issuance of the shares to the members of Holms Energy was exempt from registration pursuant to Rule 505 of Regulation D under the Securities Act of 1933 and Section 4(2). The members of Holms Energy were provided with copies of our Form 10-K filed on March 31, 2010, our Form 10-Q for the quarter ended March 31, 2010, our Form 10-Q for the quarter ended June 30, 2010 filed on May 19, 2010 and a copy of our definitive Schedule 14A. In addition they each signed investor representation letters indicating that they were sophisticated investors who have the experience and resources to assess the valuation of the transaction and undertook not to sell their shares without an applicable exemption from registration.

In May and June 2011, we entered into a series of convertible debt agreements with certain investors in an aggregate amount of $300,000. Such notes bear an annual interest rate of 6% and shall be converted into shares of common stock of the Company upon the closing of a qualified equity financing round prior to December 31, 2011. Conversion, if it occurs, would be at a 25% discount to the price per share of the qualified financing round. Interest on the Notes shall not be deemed payable in the event of an equity conversion pursuant to a qualified financing round. The Company issued the notes pursuant to the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. In January 2012, holders of $155,000 of such notes elected to convert at a price of $0.375 per share. In January 2012, holders of $95,000 of note elected to extend such notes until June 30, 2012. Full payment of these notes have been made by the Company.

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

BRI is an oil and gas exploration company, with properties located mostly in the Bakken. As of April 15, 2013, the Company owns mineral rights to approximately 7,200 gross acres and 2,400 net mineral acres of land located about 8 miles southeast of Williston, North Dakota. With respect to BRI's ownership of the 2,400 net mineral acres from the surface to the Bakken Formation, approximately 800 acres of such also extend to the Three Forks formation and below. Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of 12% from the oil and gas produced on such lands. We have no rights to influence the activities conducted by the Lessees of our mineral rights. We will primarily focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash. We also have two subsidiaries, BR Metals, Inc. and Bakken Development Corporation. BR Metals, Inc. is formed for the purpose of evaluating and investing in mining or precious metals projects. Bakken Development Corporation is formed for the purpose of evaluating and investing in various housing and/or infrastructure projects focused in the Williston Basin.

BRI has continued to evaluate projects potentially complementary to its core business operations, including projects located in Idaho, Colorado and Texas. In addition, the Company has begun active discussions with industry and regulatory authorities on potential enhanced oil recovery (EOR) projects for application initially in the Williston Basin.

From time to time, we have raised funds from private investors. On February and March, 2011, we entered into agreements relating to the private placement of $745,000 of our securities through the sale of 2,980,000 shares of our common stock at $0.25 per share, with 1,490,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of these respective sales and callable at $0.01 per share at any time after the respective closing dates, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more. In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable. The placement was undertaken by the officers of the Company. The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds from these sales of unregistered securities were used to fund Company operations. With the conclusion of the February and March 2011 closings, the raise under the original private placement which commenced in November 2010 for $2.5 million were completed in full.

In May and June 2011, we entered into a series of convertible debt agreements with certain investors in an aggregate amount of $300,000. Such notes bear an annual interest rate of 6% and shall be converted into shares of common stock of the Company upon the closing of a qualified equity financing round prior to December 31, 2011. Conversion, if it occurs, would be at a 25% discount to the price per share of the qualified financing round. Interest on the Notes shall not be deemed payable in the event of an equity conversion pursuant to a qualified financing round. The Company issued the notes pursuant to the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. In January 2012, holders of $155,000 of such notes elected to convert at a price of $0.375 per share. Also in January 2012, holders of $95,000 of note elected to extend such notes until June 30, 2012. Such notes have since been paid in full.

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

Results of Operations

Our general and administrative costs decreased significantly from $417,589 for the year ended December 31, 2011, to $124,278 for the year ended December 31, 2012. This decrease was attributable primarily to supplies, administrative expenses, consulting fees, professional fees, travel costs, and stock issued for Director compensation.

The following tables provide selected financial data about our company as of December 31, 2012, and December 31, 2011.

Balance Sheets Data:	December 31, 2012	December 31, 2011
Cash	$693,320	$956,263
Mineral rights and leases, property, plant and equipment and oil and gas properties, net of accumulated depletion and depreciation	1,471,399	1,824,108
Total assets	2,919,849	3,003,679

Total current liabilities	374,860	569,682
Long-term portion installment	847,119	1,005,112

Stockholders’ equity	1,697,870	1,428,885
Total liabilities and stockholders’ equity	$2,919,849	$3,003,679

Selected Statements of Operations Data:	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue	$1,727,818	$269,501
Payroll	330,534	259,800
Professional fees	969,390	567,436
General and administrative	124,407	417,589

Net Loss	(399,403)	(1,148,400)
Net Loss Per Common Share	$(0.01)	$(0.02)

Our cash in the bank at December 31, 2012 was $693,320. Net cash used in financing activities during the year ended December 31, 2012 was $277,993 due to payments made on debt of $302,993 offset by proceeds received for the sale of common stock of $25,000. Net cash provided by financing activities during the year ended December 31, 2011 was $892,112 due proceeds from convertible debt of $300,000, proceeds from the exercise of warrants of $10,000 and proceeds from the sale of common stock of $727,000 offset by payments made on debt of $123,888 and cash paid for debt financing costs of $21,000.

The Company received cash royalties during the first quarter 2012 of approximately $65,000 on three Bakken formation wells. Second quarter 2012 cash royalties approximated $210,000 on six Bakken formation wells. Third quarter 2012 cash royalties approximated $350,000 on eight Bakken formation wells. Fourth quarter cash royalties approximated $960,000 on twelve Bakken formation wells.

As more wells have been drilled and begun producing, BRI’s cash inflow has improved significantly, particularly over the last half of 2012. The Company expects this trend to continue over the next twelve months.

Net cash provided by operating activities for the year ended December 31, 2012, was $84,362 compared to net cash used in operating activities of $740,986 for the year ended December 31, 2011. For the year ended December 31, 2012, our total operating expenses were $1,878,910 as compared to $1,326,927 for the year ended December 31, 2011, which increase is primarily attributable to increased payroll expense, professional fees, general and administrative expenses, and depreciation and depletion. We expect our expenses to continue at approximately $80,000 per month over the next twelve months compared to the year ended December 31, 2012 due to increased professional fees. Our material financial obligations include legal fees, public reporting expenses, transfer agent fees, bank fees, and other recurring fees.

For the year ended December 31, 2012, professional fees were a significant portion of our operating expense. Professional fees can be broken down into the following categories: (i) consultant fees totaled $166,608; (ii) legal costs totaled $425,940; (iii) stock based compensation totaled $290,369; and (iv) other professional fees (accounting, auditing, Edgar processing/filings and transfer agent services) totaled $86,472. The Company anticipates these fees will be similar in 2013.

There were no unusual or infrequent events or transactions or any significant economic changes that materially affected the amount of reported income from continuing operations.

As noted above, royalty payments received by the Company increased substantially. BRI expects this trend to continue as Bakken formation wells begin to infill on our mineral acreage. In addition, drilling has been increasing to the

Three Forks formation. The Three Forks formation is deeper than the Bakken formation and has several drilling zones that are known to produce hydrocarbons. As new wells, whether Bakken or Three Forks formations, are drilled and begin to produce, both revenue and cash royalties should increase.

A review of the financial statements shows a dramatic increase in revenue compared with the previous year. This increase is attributable to the number of new wells being completed and producing. At the beginning of 2012, the Company received royalty payments on three Bakken formation wells. By the end of 2012, BRI received royalty payments on twelve Bakken formation wells.

Liquidity and Capital Resources

As of December 31, 2012 we had cash of $693,320. Our recent rate of use of cash in our operations over the last twelve months has been approximately $21,912 per month and our burn rate decreased in January 2013 to $40,000 per month due to increased royalty payments received. Given our recent rate of use of cash in our operations we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

Net cash provided by financing activities for the period from June 6, 2008 (inception), through December 31, 2012, was $2,291,044. This funding came from:

▪	43 investors in an offering of common stock at $0.033 per share totaling $110,250 that ended in October of 2008
▪	$750 from our three officers for common stock at $0.0003 per share
▪	a private common stock sale of 600,000 common shares for $10,000 on April 16, 2010
▪	a private common stock sale of 140,000 common shares for $35,000 on November 1, 2010
▪	proceeds from a private placement closed December 31, 2010, totaling $1,760,000, minus $139,075 in offering costs
▪	subtracting $100,000 in stockholder distribution
▪	subtracting payments made on debt of $123,888 during 2011
▪	subtracting cash paid for deferred financing costs of $21,000 during 2011
▪	proceeds from the issuance of convertible debt of $300,000 during 2011
▪	proceeds from the exercise of warrants of $10,000 during 2011
▪	$727,000 of proceeds received for the sale of common stock in 2011
▪	$25,000 in proceeds received for the sale of common stock in 2012
▪	Subtracting payments made on debt of $302,993 in 2012

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the royalties paid to us from oil and gas operations on our existing properties, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2012.

December 31,
2012

Current Assets	$1,448,450

Current Liabilities	$374,860

Working Capital	$1,073,590

Current Assets include cash, accounts receivable, accrued royalty receivable and prepaid expenses. A significant portion of our current assets comes from accrued royalty receivable. The Company accrues royalty revenue based on reported production of the wells. New wells sometimes report production up to 150 days before beginning payments to royalty owners. This can result in a substantial receivable balance. Based on past history, BRI expects to receive accrued royalty revenue in full.

Current Liabilities include accounts payable, accrued expenses and the current portion of long term debt. The most significant portion of current liabilities comes from accrued expenses for royalty payable and production tax passed to the

Company as part of the royalty payments. Accrued royalty payable is paid only upon receipt of revenue. Accrued production tax is withheld by the operators from the royalty payments.

As of December 31, 2012, we have collected approximately $2,036,917 in royalty payments from our wells under production. We received our first royalty check in August 2011. As of December 31, 2012, we have received royalty checks primarily from the production of eleven wells.

As of April 1, 2013, we have collected a total of approximately $2,724,398 in royalty payments from our wells under production (commencing from August 2011).

Satisfaction of our cash obligations for the next 12 months

Based on an analysis of our current cash position and cash flow the Company expects to fund our current operating plans internally. The use of outside funding or joint ventures is not an essential element of current operations. Such outside funding may be needed if BRI determines a need to increase operations or if any of our current expenses increase significantly.

Since inception, we have primarily financed cash flow requirements through debt financing and issuance of common stock for cash and services. As and if we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and may be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

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

We anticipate the next six months will continue to show operating income. This is due to the number of wells beginning to show production and collection of royalty payments from that production. We have collected approximately $2,036,917 in royalty payments from August 2011 to December 2012 from production on eleven wells. We have information that an additional sixteen (16) wells are either in production or are in confidential status. Although we believe that income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, there can give no assurance that we will be successful in addressing operational risks as previously identified under the "Risk Factors" section, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

The table below shows the wells located on BRI mineral acreage as of April 15, 2013.

Operator	Well Name	Formation	Status

Oasis	Lindvig 14-12H	Madison	Producing
	Schmitz 44-30H	Madison	Producing
	Brier 5200 42-22H	Bakken	Producing
	Hysted 44-19H	Bakken	Producing
	Stewart 12-29H	Bakken	Producing
	Bering 5200 12-29H	Bakken	Producing
	AndersMadson 5201 41-13H	Three Forks	Producing
	Catch Federal 5201 11-12H	Bakken	Producing
	Cliff Federal 5200 14-5H	Bakken	Producing
	Lefty 5200 13-30H	Bakken	Producing
	Casey 5200 13-30B	Bakken	Producing
	Zaye Federal 5201 3-2H	Bakken	Producing
	Doris H 5200 14-20B	Bakken	Drilling
	Leanne 5201 41-2 4B	Bakken	Confidential
	Taylor N 5200 14-29B	Bakken	Drilling
	Sully 5200 11-30B	Bakken	Drilling
	Indigo 5200 43-20B	Bakken	Drilling
	Pingora 5200 41-20B	Bakken	Permitted Location to Drill
	Pikes 5200 41-20B	Bakken	Permitted Location to Drill

Continental	Missoula 1-21H	Bakken	Producing
	Anderson 1-4H	Bakken	Producing
	Alpha 3-14H	Bakken	Producing
	Alpha 1-14H	Bakken	Drilling
	Alpha 2-14H	Bakken	Drilling
	Missoula 2-21H	Bakken	Producing
	Missoula 3-21H	Bakken	Producing
	Missoula 7-21H	Bakken	Confidential
	Missoula 6-21H	Bakken	Confidential
	Missoula 5-21H	Bakken	Confidential
	Missoula 4-21H	Bakken	Confidential
	Alfsvaag 1-13H	Bakken	Producing
	Florida 2-11	Bakken	Drilling
	Florida 3-11H	Bakken	Producing

Brigham(StatOil)	William 25-26 #1H	Three Forks	Producing
	Patent Gate 7-6 #1H	Bakken	Producing
	Forest 26-35#1H	Bakken	Producing

Zenergy	Lyle #1-35H	Madison	Producing

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangement that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. All significant accounting policies have been disclosed in Note 2 to the consolidated financial statements for the years ended December 31, 2012 and 2011 contained herewith. Our critical accounting policies are discussed below.

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement, the Company recognizes revenue when production occurs under our leased property as shown on the operator run tickets and information available through the North Dakota Industrial Commission’s website. The royalty income is calculated monthly

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bakken Resources, Inc.

Helena, Montana

We have audited the accompanying consolidated balance sheets of Bakken Resources, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bakken Resources, Inc. and its subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 12, 2013

BAKKEN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$693,320	$956,263
Accounts receivable	745,226	185,462
Prepaids	9,904	3,690
	—	—
Total Current Assets	1,448,450	1,145,415

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $13,620 and $6,050	24,028	34,156
PROVED MINERAL RIGHTS AND LEASES, net of accumulated
depletion of $519,629 and $74,892	1,129,371	1,574,108
PROVED OIL AND GAS PROPERTIES, using successful efforts accounting,
proved, net of accumulated depletion of $0	68,000	—
UNPROVED MINERAL RIGHTS AND LEASES	250,000	250,000

Total Assets	$2,919,849	$3,003,679

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,562	$15,885
Accrued liabilities	7,153	29,169
Royalty payable to related party	169,145	81,946
Payroll liabilities	—	6,531
Convertible debt	—	300,000
Current portion installment	120,000	120,000
Deferred income	—	16,151
Total Current Liabilities	374,860	569,682

Long-term portion installment	847,119	1,005,112
Total Liabilities	1,221,979	1,574,794

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized,
56,735,350 and 56,467,500 shares issued and outstanding	56,735	56,468
Additional paid-in capital, net of offering costs	3,400,578	2,732,457
Accumulated deficit	(1,759,443)	(1,360,040)
Total Stockholders' Equity	1,697,870	1,428,885

Total Liabilities and Stockholders' Equity	$2,919,849	$3,003,679

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2012	2011

REVENUES	$1,727,818	$269,501

OPERATING EXPENSES:
Distribution and advertising	—	1,160
Depreciation and depletion	453,629	80,942
Payroll	330,534	259,800
Professional fees	969,390	567,436
Loss on impairment of asset	950	—
General and administrative expenses	124,407	417,589
Total Operating Expenses	1,878,910	1,326,927

LOSS FROM OPERATIONS	(151,092)	(1,057,426)

OTHER INCOME (EXPENSES):
Interest income	1,418	2,390
Other income	505	—
Loss on extinguishment of debt	(22,092)	—
Interest expense	(228,142)	(93,364)
Total other income (expenses)	(248,311)	(90,974)

NET LOSS	$(399,403)	$(1,148,400)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	56,927,169	56,195,761

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances - December 31, 2010	53,337,500	$53,338	$1,623,587	$(211,640)	$1,465,285

Common stock issued for cash, net of offering costs	3,080,000	3,080	723,920	—	727,000

Common stock returned to the Company and cancelled	(1,750,000)	(1,750)	1,750	—	—

Common stock issued for the exercise of warrants	300,000	300	9,700	—	10,000

Common stock issued for services	1,500,000	1,500	373,500	—	375,000

Net loss	—	—	—	(1,148,400)	(1,148,400)

Balances - December 31, 2011	56,467,500	56,468	2,732,457	(1,360,040)	1,428,885

Common stock issued for conversion of debt and interest	417,850	417	156,277	—	156,694

Common stock issued for cash	50,000	50	24,950	—	25,000

Options expense	—	—	290,369	—	290,369

Warrants issued for induced conversion of debt	—	—	174,233	—	174,233

Warrants issued with debt extensions	—	—	22,092	—	22,092

Common stock returned to the Company and cancelled	(200,000)	(200)	200	—	—

Net loss	—	—	—	(399,403)	(399, 403)

Balances –December 31, 2012	56,735,350	$56,735	$3,400,578	$(1,759,443)	$1,697,870

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(399,403)	$(1,148,400)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and depletion expense	453,629	80,942
Amortization of deferred financing costs	—	21,000
Common stock issued for services	—	375,000
Options expense	290,369	—
Loss on disposal of fixed asset	950	—
Warrants issued for induced conversion of debt	174,233	—
Loss on extinguishment of debt	22,092	—
Consulting services paid through transfer of fixed asset	1,598	—
Changes in operating assets and liabilities:
Accounts receivable	(559,764)	(185,462)
Prepaids	(6,214)	(3,690)
Accounts payable	62,677	12,765
Accounts payable to related party	—	(7,500)
Royalty payable to related party	87,199	81,946
Accrued liabilities	(26,853)	16,262
Deferred income	(16,151)	16,151
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	84,362	(740,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of oil and gas properties	(68,000)	—
Cash paid for acquisition of mineral rights	—	(250,000)
Cash paid for acquisition of property and equipment	(1,312)	(26,545)
NET CASH USED IN INVESTING ACTIVITIES	(69,312)	(276,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt	(302,993)	(123,888)
Proceeds from convertible notes payable	—	300,000
Cash paid for debt financing costs	—	(21,000)
Proceeds from the exercise of warrants	—	10,000
Proceeds from sale of common stock, net of offering costs	25,000	727,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(277,993)	892,112

NET CHANGE IN CASH	(262,943)	(125,419)
Cash at beginning of period	956,263	1,081,682
Cash at end of period	$693,320	$956,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$65,669	$60,194
Taxes paid	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock returned to the company and cancelled	$200	$1,250
Common stock issued to settle debt and accrued interest	156,694	—

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

Bakken Resources, Inc. (“BRI”) was incorporated on June 6, 2008 in Nevada. On June 11, 2010, BRI and Bakken Development Corporation, its wholly-owned Nevada subsidiary, entered into an Option to Purchase Assets Agreement with Holms Energy to purchase certain oil and gas production royalty rights on land in North Dakota. This option was exercised on November 26, 2010.

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

Allowance for doubtful accounts

The Company evaluates its accounts receivables for collectability and establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. As of December 31, 2012 and 2011, no allowance for doubtful accounts was recorded.

Property and equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Depreciation expense for the years ended December 31, 2012 and 2012 was $8,892 and $6,050 respectively.

Oil and Gas Properties and Mineral Rights

The Company applies the successful efforts method of accounting for oil and gas properties. The Company owns royalty interests and one working interest. The company capitalizes asset acquisition costs. Unproved oil and gas properties are periodically assessed to determine whether they have been impaired, and any impairment in value is charged to expense. The costs of proved properties are depleted on an equivalent unit-of-production basis. The reserve base used to calculate depletion is the sum of proved reserves.

During 2012 and 2011, the Company recognized no impairment of its oil and gas properties using the method described below under “Impairment of long-lived assets”. Depletion expense for 2012 and 2011 was $444,737 and $74,892, respectively.

Asset Retirement Obligations

The Company follows ASC 410 of the FASB Accounting Standards Codification which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. During 2012 and 2011, the Company has not recorded any asset retirement obligations.

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include the reseller agreement, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company recognized an impairment cost of $950 at December 31, 2012 due to a computer that was damaged beyond repair. There was no impairment recognized during the year ended December 31, 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2012 or 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for 2012 or 2011.

Revenue recognition

The Company follows the guidance of paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured.

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement, the Company recognizes revenue when production occurs under the 14 separate mineral leases granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Brigham Resources, and 3) Texon L.P. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement. The royalty income is calculated monthly and the Company recognizes royalty income as production is reported by well on the North Dakota Industrial Commission website.

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

The Company granted 500,000 stock options from the Company’s 2008 Non-Qualified Stock Option Plan during 2012. No options were granted in 2011.

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

Net loss per common share

Net loss per common share is computed pursuant to paragraph 260-10-45-10 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock warrants. 5,897,001 and 3,950,000 common stock warrants were excluded from the calculation of diluted loss per share for the years ended December 31, 2012 and 2011, respectively as the effect would have been anti-dilutive.

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

Acquisition of Royalty Interests

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

Under the terms of the loan from Multisys to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan. The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between Multisys and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven. After exercise of the option and executing the asset purchase agreement with Holms Energy, Multisys Acquisition purchased the gas and oil production royalty rights of Rocky and Evenette Greenfield for an aggregate of $1,249,000 plus interest as follows: installment payments in the amount of $120,000 per year, or $30,000 per quarter plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000. As of December 31, 2012, the unpaid balance of this installment note totaled $967,119.

On September 21, 2011, the Company purchased an undivided 50% interest in minerals contained in approximately 2,200 acres located in Glacier County, Montana (also referred to as Duck Lake). The purchase price of these rights was $250,000.

Depletion expense recorded on the mineral rights for 2012 and 2011 was $444,737 and $74,892, respectively.

Acquisition of Working Interest

On July 3, 2012 the Company purchased a 17% working interest in an oil well located in Archer County, Texas for $68,000 cash from Holms Energy, which is owned by an officer of the Company. The property was not yet producing as of December 31, 2012.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related party payable – officer

On November 26, 2010, the Company exercised the Option to Purchase Assets Agreement with Holms Energy, which is owned by an officer of the Company. As part of the transaction, $7,500 was unpaid at December 31, 2010. It was subsequently paid in full on January 31, 2011.

Royalty payable - officer

In connection with the acquisition of the Holms Property (see Note 3), the Company granted to Holms Energy, which is owned by an officer of the Company, a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of December 31, 2012 and 2011, the royalty payable was $169,145 and $81,946, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During May and June 2011, the Company borrowed $300,000 from investors. The notes are unsecured, bear interest at 6% per annum and originally matured on December 31, 2011. The notes are convertible at the holders’ option into common stock of the Company at a $0.375 per share. In addition, each of the notes will automatically convert into the next equity financing with gross proceeds of at least $2,000,000 at the lower of $0.375 or a 25% discount to the per share sales price of the $2,000,000 equity financing. The company evaluated the conversion option for a beneficial conversion feature under FASB ASC 470-20 and determined that none existed.

In connection with these notes, the Company paid cash commissions of $21,000. The commissions were recorded as deferred financing costs and were amortized over the life of the notes using the effective interest rate method. The amount was fully amortized during 2011.

$155,000 of the notes and $1,694 of accrued interest were converted into 417,850 common shares during 2012. In connection with the conversions, the note holders were issued 206,667 common stock warrants. The warrants are exercisable at $0.75 per share, vest immediately and have a term of 4 years. The fair value of the warrants was determined to be $174,233 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $1.20, expected term of 4 years, volatility of 85.79%, risk-free interest rate of 0.89% and zero expected dividends. The conversion was accounted for as an induced conversion and the fair value of the warrants of $174,233 was expensed during the year ended December 31, 2012.

$95,000 of the notes were extended until June 30, 2012. In connection with the extensions, the Company issued the note holders an aggregate of 25,334 common stock warrants. The warrants are exercisable at $0.75 per share, vest immediately and have a term of 5 years. The fair value of the warrants was determined to be $22,092 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $1.20, expected term of 5 years, volatility of 81.79%, risk-free interest rate of 0.89% and zero expected dividends. The Company evaluated the extension of these notes under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The extinguishment loss recognized as a result of the loan extensions was $22,092 for the year ended December 31, 2012. This $95,000 of the notes was repaid in full during 2012. The remaining $50,000 of the notes was also repaid in cash during 2012

NOTE 6 – STOCKHOLDERS’ EQUITY

Common stock and Common Stock Warrants

During 2011, the Company sold an aggregate of 1,490,000 common stock units at $0.50 per unit to private investors. Each unit consists of two shares of common stock plus one common stock purchase warrant that is exercisable at $0.50 per share for a term of three years, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more, for a total of 2,980,000 common shares and 1,490,000 warrants sold, total cash of $667,000 was received net of offering costs of $68,000.

During 2011, the Company sold an additional 100,000 common shares for total cash proceeds of $50,000.

During 2011, the Company issued 300,000 common shares for the exercise of warrants for total cash proceeds of $10,000.

During 2011, 1,750,000 previously issued common shares were returned to the Company and cancelled.

During January 2011, the Company granted 1,000,000 common shares to four directors for director compensation valued at $250,000.

During March 2011, the Company entered into a consulting agreement and issued the consultant 100,000 units which vest over six months. Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years from the date of issuance, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $0.75 or more. The fair value of the grant was determined to be $50,000 and it was recognized over the service period of six months. As of December 31, 2011, these shares are fully vested and included in the shares issued for services in the consolidated statements of stockholders’ equity. During 2012, these units were returned to the Company and canceled.

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

During 2012, the Company sold 25,000 common stock units at $0.50 per unit to a private investor. Each unit consists of two shares of common stock plus one common stock purchase warrant that are exercisable at $0.50 per share for a term of three years from date of issuance, callable at $0.01 per share at any time after one year from the date of sale, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more, for a total of 50,000 shares of common stock and 25,000 warrants sold, total cash of $25,000 was received net of offering costs of $0. None of the common stock warrants were exercised or cancelled at December 31, 2012.

During 2012, the Company issued an aggregate of 417,850 common shares for the conversion of debt and interest (see Note 5).

The table below summarizes the Company’s warrant activity for 2012 and 2011:

	Number of	Weighted
	Warrant	Average
	Shares	Exercise Price
Balance, December 31, 2010	4,250,000	$0.450
Granted	1,690,000	0.500
Canceled	—	—
Exercised	(300,000)	0.033
Expired	—	—
Balance, December 31, 2011	5,640,000	$0.480
Granted	257,001	0.750
Canceled	(100,000)	0.750
Exercised	—	—
Expired	—	—
Balance, December 31, 2012	5,797,001	$0.500

Exercisable, December 31, 2011	5,640,000	$0.480
Exercisable, December 31, 2012	5,797,001	$0.500

At December 31, 2012, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.75 and 1.10 years, respectively. The exercisable warrants outstanding at December 31, 2012 had an intrinsic value of $10,800. At December 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.50 and 2.01 years, respectively. The intrinsic value of the exercisable warrants outstanding at December 31, 2011 was $4,038,000.

Common Stock Options

On June 25, 2010, the Company increased the total common stock, available in the Company's 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares.

During March 2012, the Company granted an aggregate of 500,000 common stock options to officers and Directors. The options are exercisable at $0.10 per share and vest one-third immediately and one-third each year over the next two years. The fair value of the options was determined to be $400,548 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $0.90, expected terms between 1 and 2 years, volatility of 68.94%, risk-free interest rate of 0.41% and zero expected dividends. The fair value is being expensed over the vesting period of the options. Option expense of $290,369 was recognized during the year ended December 31, 2012 and the remaining $110,179 will be expensed through March 2014.

There was no common stock option activity during the year ended December 31, 2011. The table below summarizes the Company’s option activity for 2012:

	Number of	Weighted
	Option	Average
	Shares	Exercise Price
Balance, December 31, 2011	—	$—
Granted	500,000	0.100
Canceled	—	—
Exercised	—	—
Expired	—	—
Balance, December 31, 2012	500,000	$0.100

Exercisable, December 31, 2012	166,666	$0.100

At December 31, 2012, the exercise price and the weighted average remaining contractual life of the options outstanding were $0.10 and 1.22 years, respectively. The exercisable options outstanding at December 31, 2012 had an intrinsic value of $30,000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On December 1, 2010, BRI entered into a one-year office lease, renewable for up to five years, for a 2,175 square foot executive office at 1425 Birch Ave., Suite A, Helena, MT 59601, for a monthly charge of $1,600 for the first year; $1,800 second year; $2,000 third year; $2,200 fourth year; and $2,400 fifth year. BRI also maintains a part-time office in New York city which is fixed at $3,000 per month. The Company maintains an apartment in Helena, MT to provide accommodation to the Chief Financial Officer when in working in Helena each week. The apartment is under a one year lease that will expire October 31, 2013 and the monthly rent is $650.

Litigation

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s CEO, Val Holms. The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. Both Mr. Val Holms, our CEO, and BRI dispute such allegations in their entirety and intend to and have vigorously defended against such claims. On August 17, 2012, BRI filed a motion to dismiss the lawsuit in the Superior Court of the State of Washington, County of Spokane to dismiss the complaint filed by Allan Holms on April 2, 2012. This case continues to proceed and is currently scheduled for trial in November 2013.

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2012 and 2011, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $839,000 at December 31, 2012, and will begin to expire in the year 2030. Section 382 of the Internal Revenue code limits the use of net operating losses where a change of control has occurred. The company has changed control since inception resulting in such limitations.

At December 31, 2012 and 2011, deferred tax assets consisted of the following:

	2012	2011
Net operating losses	$294,000	$324,000
Valuation allowance	(294,000)	(324,000)
Net deferred tax asset	$—	$—

NOTE 9 – SUBSEQUENT EVENTS

On March 12, 2013, the Company entered into renewed employment agreements with Val M. Holms and Karen S. Midtlyng, reflecting Mr. Holms’ position as Chief Executive Officer of the Company, and Ms. Midtlyng’s position as Corporate Secretary of the Company. Pursuant to such employment agreements, the following provisions apply:

▪	Mr. Holms and Ms. Midtlyng shall each be employed on a full-time basis with an annual base salary of $180,000 and $72,000, respectively. The term of the Executives employment with the Company shall be one year from the Effective Date, and shall automatically renew for successive one year periods.
▪	The Company will reimburse the Executives for reasonable travel and other business expenses incurred during employment with the Company and in connection with the performance of their duties and obligations.
▪	The Executives are entitled to severance equal to their annual base salary in the event of termination without cause or non-renewal of the Agreement.

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County. Mr. Gillis, the plaintiff in this matter (the “Gillis Case”), is the trustee of the Bruce and Marilyn Gillis 1987 Trust. Mr. Gillis is the Trustee of such trust. Mr. Gillis is alleging that Client breached certain registration rights obligations pursuant to an equity investment made at or around November 2010. The Company denies the validity of the claims made in the Gillis Case and intends to vigorously defend against such claims.

At this time, the range loss is not estimable but is not expected to exceed $50,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2012 because certain elements of an effective control environment were not present including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee and our full board has not been adequately performing those functions. There exists a significant overlap between management and our board of directors, with two of our six directors being members of management. Additionally, since we only have two full time and one part time employees, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, as of December 31, 2012, been established or implemented.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2012.

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

▪        We will, and have, appointed additional outside directors, particularly those who may have experience with regard to financial reporting, financial reporting processes and procedures and internal control procedures. In this regard, we note in particular the appointment of W.Edward Nichols to our Board.

▪        To the extent we can attract outside directors, we plan to form an audit committee to review and assist the board with its oversight responsibilities and appoint a financial expert to be the chairperson of such audit committee.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Name	Age	Position
Val M. Holms	65	Chief Executive Officer, President, and Director
David Deffinbaugh	53	Chief Financial Officer and Director
Karen S. Midtlyng	54	Secretary and Director
Herman R. Landeis	79	Director
Bill M. Baber	61	Director
W. Edward Nichols	70	Director

Family Relationships

There are no family relationships among our directors or officers

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed of those directors and the key members of the management team who became the officers, directors, and key employees of BRI on or after December 1, 2010 after the Asset Acquisition:

Val M. Holms – 65, President, Chief Executive Officer, and Director. After being honorably discharged from the United States Marine Corps, 4th Force Reconnaissance Division in Vietnam in 1969, he was the founder, sole owner and operator of Holms Building Services, Inc., a licensed general contracting company based in Missoula, Montana until 1984. Beginning in 1971 until the present, Mr. Holms has been a private investor, a part time independent land man, organized several oil and gas limited partnerships, purchased and sold mineral leases, and arranged various oil and gas joint ventures in Montana, Oklahoma, Texas, and North Dakota . From 1984 to 1988, he attended Rhema Bible Institute and received a degree in Theology. Mr. Holms and his wife Mari Holms are the managing members of Holms Energy, LLC.

David Deffinbaugh – 53, Chief Financial Officer and Director. Mr. Deffinbaugh graduated from the University of Montana in 1982 with a Bachelor of Science degree in Business Administration, Accounting. After graduation, he worked in the family business until 1990. From 1990 to March 1992, he worked for the Montana Corporation where he assisted in the preparation of SEC financial reports along with regulatory reporting for an insurance subsidiary. From March 1992 through August 1996, he worked for Crop Growers Corporation where he was involved in various accounting functions as the company went from a private company through an IPO to a public company. From September 1996 through the present, he has maintained an accounting and financial services practice providing services to individuals and businesses in Montana and other states On May 14, 2011, Mr. Deffinbaugh was appointed as the Company's Chief Financial Officer.

Karen S. Midtlyng – 54, Secretary and Director. Ms. Midtlyng has an associate degree from the University of Montana, Helena College of Technology. From 1978 to 2005, she was employed by U.S. Geological Survey (U.S.G.S.), Water Science Center, Helena, MT. During her 27 years with the U.S.G.S. she was responsible for start to finish production of several U.S.G.S. scientific reports, fact sheets and electronic documents and co-authored several U.S.G.S. publications. From 2005 to present, she has been engaged as an independent consultant in providing services for small business in the Helena area where she assists in the establishing and implementation of business processes.

Herman R. Landeis – 79, Director. Mr. Landeis was the Western Region Tax Manager for Marathon Oil Corporation, based out of Casper, Wyoming, from 1972 until he retired in 1992. Previously, Mr. Landeis worked as a professional Draftsman for Marathon Oil Corporation from 1955 until 1972, except for a two year leave of absence to serve in the Military (Army), where he was honorably discharged. As a Tax Manager for Marathon Oil Corporation, he was responsible for and managed a variety of financial matters related to property tax negotiations, valuation of company owned assets and property, and conducting various financial analysis on operations in the Western United States. These properties included the Interstate Pipeline running from Montana to Missouri, properties in Alaska, five off-shore platforms and numerous operating oil and gas properties in the Western United States. Since his retirement in 1992, he has acted as a consultant to the oil and gas industry related to special projects involving tax matters, appraisals and valuation of property. Mr. Landeis received a Certified License as a Professional Appraiser from the University of Nebraska in 1972.

Bill M. Baber – 61, Director. Mr. Baber has 37 years of experience in the field of drilling, completing, operating and maintenance of oil and gas wells. In addition, Mr. Baber also provides sources and arranges for the maintenance of oil/gas rigs and other heavy machinery used in drilling operations.  Mr. Baber regularly consults with clients on drilling operations and regulatory requirements. For the past 15 years, Mr. Baber has conducted his business through his entity, Bill M. Baber Oil Field Equipment.

W. Edward Nichols – 70, Director. Mr. Nichols has owned and operated gas processing plants in Kansas and Wyoming, and also co-owned and operated oil drilling, production and gas gathering companies in Kansas. Mr. Nichols has served as a Director and member of the Executive Committee of several public companies, including General Environmental Corporation, Gulfstar Energy Corporation and EnviroMart.com.  He is currently chairman of the Board of Directors of Three Forks, Inc. and previously served in a similar capacity at Gulfstar Energy Corporation. He also serves as a consultant and in-house counsel for Travelpayer Systems Limited, a financial transaction processing and settlement company in the United Kingdom. In addition, Mr. Nichols is an attorney with Nichols & Nichols in Denver, Colorado and is authorized to practice in the states of Colorado and Kansas, the United States Federal Courts, and Supreme Court of the United States. He is also Managing Director of Nichols & Company LLC, a management consulting firm.  Previously, Mr. Nichols was Senior Partner in Nichols and Wolfe, a national municipal bond law firm.  He was instrumental in structuring and providing Approving Legal Opinions for several hundred million dollars of General Obligation Bonds, Tax Anticipation Notes and Revenue Bonds. He has since worked as a consultant with public and private companies in the U.S., Europe and the Far East and has extensive international relationships with investment banking firms, accounting and brokerage firms.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s outstanding common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of Forms 3, 4 and 5 furnished to us and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than 10% beneficial owners have complied in a timely manner with all applicable filing requirements for the fiscal year ended December 31, 2012.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us for the fiscal years ended December 31, 2012 and 2011, to our Chief Executive Officer. Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal years 2012 or 2011.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Val M. Holms Pres, CEO, & Dir.	2012	180,000	0	0	0	0	—	0	180,000

Val M. Holms Pres, CEO, & Dir.	2011	180,000	0	0	0	0	—	0	180,000

Narrative Disclosure to Summary Compensation Table

Mr. Val M. Holms, President and CEO of the Company was appointed to his executive position on December 1, 2010. Mr. Holms' annual salary of $180,000 was agreed to be paid by the Company pursuant to his Employment Agreement entered into on February 1, 2011. In January 2013, the Board authorized the extension of Mr. Holms Employment Agreement for an additional twelve months.

Outstanding Equity Awards at Fiscal Year End

There have been no options awards or equity awards given to any executive officers of BRI since inception on June 6, 2008, through the fiscal year ended December 31, 2012.

Compensation of Directors

The tables below show compensation for our non-employee directors for services as a director of the Company for the 2012 fiscal year. Compensation, as reflected in the tables which follow, is presented on the basis of rules of the Securities and Exchange Commission and does not, in the case of certain stock-based awards or accruals, necessarily represent the amount of compensation realized or which may be realized in the future.

Name(a)	Stock Awards ($)(b)		Total ($)
W. Edward Nichols	$62,500	(b)	$62,500
William Baber	$62,500	(b)	$62,500

(a) Our directors receive no fees or cash compensation for their services. Directors are, however, reimbursed for their actual out-of-pocket expenses associated with attending meetings and carrying out their obligations as directors.

(b) W. Edward Nichols and William Baber were granted 250,000 options. One-third of the options vested immediately with the remaining options vesting quarterly over a two year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information about the beneficial ownership of our common stock on April 15, 2013, held by our directors and executive officers and by those persons known to beneficially own more than 5% of our capital stock. The percentage of beneficial ownership for the following table is based on 56,735,350 shares of common stock outstanding as of April 15, 2013.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 15, 2013, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Beneficial Ownership of Current Directors, Executive Officers and 5% Holders of the Company

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Val M. Holms - CEO, President, and Director	26,350,000 (3)	46.83%
Karen S. Midtlyng - Secretary, and Director	2,250,000 (4)	3.97%

Herman R. Landeis - Director	250,000 (5)	*
Bill M. Baber - Director	145,838 (6)	*
W. Edward Nichols - Director	145,838 (7)	*

* Less than 1%
1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company at 1425 Birch Ave. Suite A; Helena, MT 59601.

2.	Figures are rounded to the nearest tenth of a percent.

3.	Includes 26,350,000 shares held directly

4.	Includes 2,250,000 shares held directly

5.	Includes 250,000 shares held directly

6.	Includes 83,333 vested shares of restricted shares and 60 days of vested shares as of April 15, 2013. 250,000 stock options were granted on March 20, 2012, with 1/3 vesting immediately and remaining 2/3 vesting over 24 month period.

7.	Includes 83,333 vested shares of restricted shares and 60 days of vested shares as of April 15, 2013. 250,000 stock options were granted on March 20, 2012, with 1/3 vesting immediately and remaining 2/3 vesting over 24 month period.

Change in Control

We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of BRI.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On July 3, 2012 the Company purchased a 17% working interest in an oil well located in Archer County, Texas for a price of $68,000 cash from Holms Energy Development Corp. (“HEDC”). HEDC is owned by Val Holms, our CEO. This transaction was reviewed by the Company’s independent directors and approved by our Board, with Mr. Holms recusing himself from such Board vote.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2012 and 2011, are set forth in the table below:

Fee Category	Year ended December 31, 2012	Year ended December 31, 2011
Audit fees (1)	$55,950	$45,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$55,950	$45,000

(1)	“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.
(4)	“All other fees” consists of fees billed for all other services, such as review of our registration statement on Form S-1.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Helena, MT on this 16th day of April, 2013.

BAKKEN RESOURCES, INC.

Date: April 15, 2013	By:	/s/ Val M. Holms
Val M. Holms President, CEO, and Director (principal executive officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 16th day of April, 2013.

Date: April 15, 2013	By:	/s/ Val M. Holms
Val M. Holms President, CEO, and Director
(principal executive officer)

Date: April 15, 2013	By:	/s/ David Deffinbaugh
David Deffinbaugh Chief Financial Officer and Director
(principal financial and accounting officer)

Date: April 15, 2013	By:	/s/ Karen Midtlyng
Karen Midtlyng
Secretary and Director

Date: April 15, 2013	By:	/s/ Bill M. Baber
Bill M. Baber
Director

Date: April 15, 2013	By:	/s/ W. Edward Nichols
Edward W. Nichols
Director