Form 10-K/A
period 2012-12-31
BAKKEN RESOURCES INC
filed 2013-04-17
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares outstanding of the issuer’s common stock as of April 16, 2013 is 56,735,350 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed yesterday with the SEC had inadvertently left off the signature of Herman R. Landeis, a director of Bakken Resources, Inc. (the “Company”) on the signature page to the body of the filing.  The purpose of this Form 10-K/A is to provide a corrected signature page.

This Form 10-K/A does not reflect events occurring after the original filing of our Annual Report on Form 10-K on April 16, 2013 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Annual Report on Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report on Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

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

Date: April 15, 2013	By:	/s/ Val M. Holms
Val M. Holms President, CEO, and Director
(principal executive officer)

Date: April 15, 2013	By:	/s/ David Deffinbaugh
David Deffinbaugh Chief Financial Officer and Director
(principal financial and accounting officer)

Date: April 15, 2013	By:	/s/ Karen Midtlyng
Karen Midtlyng
Secretary and Director

Date: April 15, 2013	By:	/s/ Bill M. Baber
Bill M. Baber
Director

Date: April 15, 2013	By:	/s/ W. Edward Nichols
Edward W. Nichols
Director

Date: April 15, 2013	By:	/s/ Herman R. Landeis
Herman R. Landeis
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKKEN RESOURCES, INC.

Date: April 17, 2013	By:	/s/ Val M. Holms
Val M. Holms President, CEO, and Director (principal executive officer)