Form 10-Q
period 2013-03-31
BAKKEN RESOURCES INC
filed 2013-05-15
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2013

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

Yes  [   ]     No  [X]

The number of shares of issuer’s outstanding common stock as of May 14, 2013 was 56,735,350.

BAKKEN RESOURCES, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.

  FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash	$757,064	$693,320
Accounts receivable	770,654	745,226
Prepaids	7,132	9,904
Total Current Assets	1,534,850	1,448,450

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $15,809 and $13,620	21,839	24,028
PROVED MINERAL RIGHTS AND LEASES, net of accumulated
depletion of $621,291 and $519,629	1,027,709	1,129,371
PROVED OIL AND GAS PROPERTIES, using successful efforts
accounting, proved, net of accumulated depletion of $0	68,000	68,000
UNPROVED MINERAL RIGHTS AND LEASES	250,000	250,000

Total Assets	$2,902,398	$2,919,849

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,814	$78,562
Accrued liabilities	3,143	7,153
Related party payable	18,297	—
Royalty payable to related party	200,084	169,145
Current portion installment	120,000	120,000
Total Current Liabilities	366,338	374,860

Long-term portion installment	680,001	847,119

Total Liabilities	1,046,339	1,221,979

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized,
56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital, net of offering costs	3,445,948	3,400,578
Accumulated deficit	(1,646,624)	(1,759,443)
Total Stockholders' Equity	1,856,059	1,697,870

Total Liabilities and Stockholders' Equity	$2,902,398	$2,919,849

See accompanying notes to the unaudited consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

REVENUES	$519,912	$302,896

OPERATING EXPENSES:
Depreciation and depletion	103,851	96,703
Payroll	85,813	82,525
Professional fees	183,538	301,035
Loss on impairment of asset	—	950
General and administrative expenses	27,751	43,186
Total Operating Expenses	400,953	524,399

INCOME (LOSS) FROM OPERATIONS	118,959	(221,503)

OTHER INCOME (EXPENSES):
Interest income	216	809
Interest expense	(6,356)	(187,565)
Loss on extinguishment of debt	—	(22,092)
Total other income (expenses)	(6,140)	(208,848)

NET INCOME (LOSS)	$112,819	$(430,351)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.01)
NET LOSS PER COMMON SHARE - DILUTED	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	56,927,169	56,902,447
Weighted average common shares outstanding - diluted	57,017,487	56,902,447

See accompanying notes to the unaudited consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances - December 31, 2012	56,735,350	$56,735	$3,400,578	$(1,759,443)	$1,697,870

Options expense	—	—	45,370	—	45,370

Net income	—	—	—	112,819	112,819

Balances – March 31, 2013	56,735,350	$56,735	$3,445,948	$(1,646,624)	$1,856,059

See accompanying notes to the unaudited consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$112,819	$(430,351)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and depletion expense	103,851	96,703
Options expense	45,370	209,167
Impairment loss	—	950
Warrants issued for induced conversion of debt	—	174,233
Loss on extinguishment of debt	—	22,092
Changes in operating assets and liabilities:
Accounts receivable	(25,428)	(296,966)
Prepaids	2,772	884
Accounts payable	(53,748)	(10,137)
Accounts payable - related party	18,297	—
Royalty payable to related party	30,939	67,245
Accrued liabilities	(4,010)	(14,458)
Deferred income	—	(4,038)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	230,862	(184,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property and equipment	—	(1,312)
NET CASH USED IN INVESTING ACTIVITIES	—	(1,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt	(167,118)	(95,732)
Proceeds from sale of common stock, net of offering costs	—	25,000
NET CASH USED IN FINANCING ACTIVITIES	(167,118)	(70,732)

NET CHANGE IN CASH	63,744	(256,720)
Cash at beginning of period	693,320	956,263
Cash at end of period	$757,064	$699,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$12,187	$23,458
Taxes paid	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and accrued interest	—	$156,694

See accompanying notes to the unaudited consolidated financial statements

BAKKEN RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

When the company was incorporated on June 6, 2008, in Nevada, Bakken Resources, Inc. (“BRI”), it was organized to distribute interactive multimedia language education software. On June 11, 2010, BRI and Bakken Development Corporation, its wholly-owned Nevada subsidiary, entered into an Option to Purchase Assets Agreement between Holms Energy and Multisys Acquisition, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to purchase certain oil and gas production royalty rights on land in North Dakota. This option was exercised on November 26, 2010.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2013. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

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

During the three months ended March 31, 2013, the Company recognized no impairment of its oil and gas properties.

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

As of March 31, 2013 BRI owns mineral rights for 7,200 (net 2,400) acres in the Bakken/Three Forks in North Dakota and approximately 2,200 acres in the Duck Lake area of Montana. We also own a 50% net mineral interest in the Duck Lake acreage minerals.  The Duck Lake acreage is not being developed as of March 31, 2013.

The mineral rights in North Dakota are leased to three well operators, Oasis Petroleum, Continental Resources and Statoil ASA (formerly, Brigham Oil). The royalty income is calculated monthly and the Company recognizes royalty income upon production reported on the North Dakota Industrial Commission website. At March 31, 2013 the Company has received division orders for twenty-two Bakken formation wells and three Madison formation wells.

NOTE 3 – RELATED PARTY TRANSACTIONS

Royalty payable to related party

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy, which is owned by an officer of the Company, a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of March 31, 2013 and December 31, 2012, the royalty payable was $200,084 and $169,145, respectively.

Related party payable

The company receives payments from an operator for a royalty interest which entirely belongs to Holms Energy, which is owned by an officer of the Company. The company does not recognize revenue and transfers the cash payments directly to Holms Energy. As of March 31, 2013, the balance of the payable to Holms Energy was $18,297.

NOTE 4 – NOTES PAYABLE

In connection with the acquisition of the Holms Property, the Company incurred an installment note payable in the aggregate amount of $1,249,000 plus interest as follows: installment payments in the amount of $120,000 per year, or $30,000 per quarter plus interest at 5% per annum for 8 years and a balloon payment in the amount of $289,000. As of March 31, 2013 and December 31, 2012, the aggregate unpaid balance of this installment note was $800,001 and $967,119, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock Warrants

The table below summarizes the Company’s warrant activity for the three months ended March 31, 2013:

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2012	5,797,001	$0.500
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired	—	—
Balance, March 31, 2013	5,797,001	$0.500
Exercisable, March 31, 2013	5,797,001	$0.500

At March 31, 2013, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.50 to $0.75 and 0.85 years, respectively. The intrinsic value of the exercisable warrants outstanding at March 31, 2013 was $0.

Common Stock Options

During the three months ended March 31, 2013, aggregate options expense of $45,370 was recognized related to options granted during the prior year. As of March 31, 2013, an aggregate of $64,811 remains to be expensed through March 2014.

The table below summarizes the Company’s option activity for the three months ended March 31, 2013:

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2012	500,000	$0.100
Granted
Canceled	—	—
Exercised	—	—
Expired	—	—
Balance, March 31, 2013	500,000	$0.100
Exercisable, March 31, 2013	333,332	$0.100

At March 31, 2013, the weighted average remaining contractual life of the options outstanding was 0.97 years. The intrinsic value of the exercisable options outstanding at March 31, 2013 was $33,333.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified in the 2012 Annual Report in the section entitled “Risk Factors.”

Overview

BRI is an oil and gas exploration company, with properties located mostly in the Bakken. As of March 31, 2013, the Company owns mineral rights to approximately 7,200 gross acres and 2,400 net mineral acres of land located about 8 miles southeast of Williston, North Dakota. With respect to BRI's ownership of the 2,400 net mineral acres from the surface to the Bakken Formation, approximately 800 acres of such also extend to the Three Forks formation and below. Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of 12% from the oil and gas produced on such lands. We have no rights to influence the activities conducted by the Lessees of our mineral rights. We will primarily focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash. We also have two subsidiaries, BR Metals, Inc. and Bakken Development Corporation. BR Metals, Inc. is formed for the purpose of evaluating and investing in mining or precious metals projects. Bakken Development Corporation is formed for the purpose of evaluating and investing in various housing and/or infrastructure projects focused in the Williston Basin.

BRI has continued to evaluate projects potentially complementary to its core business operations, including projects located in Idaho, Colorado and Texas. In addition, the Company has begun active discussions with industry and regulatory authorities on potential enhanced oil recovery (EOR) projects for application initially in the Williston Basin.

From time to time, we have raised funds from private investors. In February and March, 2011, we entered into agreements relating to the private placement of $745,000 of our securities through the sale of 2,980,000 shares of our common stock at $0.25 per share, with 1,490,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of these respective sales and callable at $0.01 per share at any time after the respective closing dates, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more. In conjunction with the private placement, there were no fees, commissions, or professional fees for services payable. The placement was undertaken by the officers of the Company. The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds from these sales of unregistered securities were used to fund Company operations. With the conclusion of the February and March 2011 closings, the raise under the original private placement which commenced in November 2010 for $2.5 million were completed in full.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012

Revenue.   We generated revenue for the three months ended March 31, 2013 of $519,912, compared to revenue of $302,896 for the three months ended March 31, 2012. The revenue amount for the three months ended March 31, 2013 is based on our estimates for first quarter oil production from our currently producing wells and is based on a conservative estimate of currently available public information. Since the beginning of 2011, we have received royalty checks totaling $2,724,398 through March 31, 2013 from wells operated by Continental Resources, Brigham Oil and and Oasis Petroleum. Typically, royalty checks from oil well operators can be delivered anytime between 60 to 150 days following the month of initial production. Following oil well production, the oil well operator will usually seek a division order title opinion from any attorney which would describe the ownership of the production. Following issuance of this opinion, the oil well operator will generally issue division orders which would set forth payments to the royalty holders. North Dakota law requires payment of 18% annual interest if royalty payments are not made within 150 days after oil produced by the well is marketed. For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org.

General and Administrative Expenses.   General and administrative expenses were $27,751 for the three months ended March 31, 2013 compared to $43,186 for the same period in 2012, a decrease of $15,435. The decrease in 2013 is principally attributable to decreased travel and office supplies.

Our material financial obligations include our salaries paid to our three current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of March 31, 2013, the Company had cash of $757,064. Our recent rate of use of cash in operations over the last three months has been approximately $84,000 per month and consists mainly of salaries, office rent, travel and professional fees.   Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the royalties received through sales of our oil reserves in our existing properties. No assurances, however, can be given that such royalties will continue to be received. As of March 31, 2013, the royalty revenues received have been sufficient to provide liquidity during the previous six months. If the Company does not generate sufficient revenues it will continue to finance operations through equity and/or debt financings.

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

As of March 31, 2013, we have collected a total of approximately $2,724,398 in royalty payments from our wells under production (commencing from August 2011).

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

We anticipate the next six months will continue to show operating income.  We have collected approximately $2,724,398 in royalty income from August 2011 to March 31, 2013 from production on thirteen wells. We have information that an additional sixteen (16) wells are either in production or are in confidential status. Although we believe that our income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments.  In addition, we can give no assurance that we will be successful in addressing operational risks as previously identified under the "Risk Factors" section, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of March 31, 2013 because certain elements of an effective control environment were not present as of March 31, 2012, including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee and our full board has not been adequately performing those functions. There exists a significant overlap between management and our board of directors, with three of our six directors being members of management.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of March 31, 2013. We have hired a Chief Financial Officer and have developed policies relating to our internal controls and procedures to help address any material weaknesses.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.

MINE SAFETY DISCLOSURES

Not applicable.

Item 5.

OTHER INFORMATION

None.

Item 6.

EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Bylaws		S-1	3.2	02-26-09
4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Assignment of Interest Agreement between Bakken Resources, Inc. (formerly Multisys Language Solutions, Inc.) and Peter Schmid dated June 11, 2008		S-1	10.2	02-26-09
10.2	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.3	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.4	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.5	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.6	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.7	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated February 1, 2011		8-K	10.1	02-07-11
10.8	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated February 1, 2011		8-K	10.2	02-07-11
10.9	Employment Agreement by and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012		10-K	10.10	04-16-12
10.10	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated effective as of March 12, 2013		8-K	10.1	03-18-13
10.11	Employment Agreement by and between Bakken Resources, Inc. and Karen S. Midtlyng, dated effective as of March 12, 2013		8-K	10.2	03-18-13
10.12	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	02-09-11
10.13	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	03-24-11
10.14	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11
10.15	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11
10.16	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009		10-K	10.14	04-15-11

10.17	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003	10-K	10.15	04-15-11
10.18	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004	10-K	10.16	04-15-11
10.19	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008	10-K	10.17	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008	10-K	10.18	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.19	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005	10-K	10.20	04-15-11
10.23	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003	10-K	10.21	04-15-11
10.24	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004	10-K	10.22	04-15-11
10.25	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.23	04-15-11
10.26	Form of Convertible Bridge Loan Agreement 2011	8-K	10.1	05-25-11
10.27	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011	8-K	10.1	09-27-11
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 15, 2013	BAKKEN RESOURCES, INC. /s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)
/s/ David Deffinbaugh David Deffinbaugh CFO, Treasurer, and Director (Principal financial and accounting officer)