Form 10-Q
period 2013-06-30
BAKKEN RESOURCES INC
filed 2013-08-14
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2013

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

Yes [   ]  No [X]

The number of shares of issuer’s outstanding common stock as of August 12, 2013 was 56,735,652.

BAKKEN RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash	$530,167	$693,320
Accounts receivable	1,268,814	745,226
Prepaids	19,679	9,904
	—	—
Total Current Assets	1,818,660	1,448,450

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $17,998 and $13,620	19,650	24,028
PROVED MINERAL RIGHTS AND LEASES, net of accumulated
depletion of $728,980 and $519,629	920,020	1,129,371
PROVED OIL AND GAS PROPERTIES, using successful efforts
accounting, net of accumulated depletion of $0	68,000	68,000
UNPROVED MINERAL RIGHTS AND LEASES	250,000	250,000

Total Assets	$3,076,330	$2,919,849

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,123	$78,562
Accrued liabilities	4,500	7,153
Royalty payable to related party	307,982	169,145
Payroll liabilities	406	—
Current portion installment	120,000	120,000
Total Current Liabilities	499,011	374,860

Long-term portion installment	280,001	847,119

Total Liabilities	779,012	1,221,979

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized,
56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital, net of offering costs	3,462,608	3,400,578
Accumulated deficit	(1,222,025)	(1,759,443)
Total Stockholders' Equity	2,297,318	1,697,870

Total Liabilities and Stockholders' Equity	$3,076,330	$2,919,849

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES	$909,309	$260,904	$1,429,221	$563,800

OPERATING EXPRENSES:
Depreciation and depletion	109,878	66,618	213,729	163,321
Payroll	83,698	84,042	169,511	166,567
Professional fees	254,023	205,402	437,561	297,270
Loss on impairment of asset	—	—	—	950
General and administrative expenses	24,359	102,256	52,110	354,609
Total Operating Expenses	471,958	458,318	872,911	982,717

LOSS FROM OPERATIONS	437,351	(197,414)	556,310	(418,917)

OTHER INCOME (EXPENSES):
Interest income	180	281	396	1,090
Other income	—	100	—	100
Loss on extinguishment of debt		—	—	(22,092)
Interest expense	(12,932)	(22,511)	(19,288)	(210,076)
Total other income (expenses)	(12,752)	(22,130)	(18,892)	(230,978)

NET INCOME (LOSS)	$424,599	$(219,544)	$537,418	$(649,895)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC	$0.01	$(0.00)	$0.01	$(0.01)
NET INCOME (LOSS) PER COMMON SHARE
- DILUTED	$0.01	$(0.00)	$0.01	$(0.01)

Weighted average common shares outstanding
- basic	56,735,350	56,935,350	56,735,350	56,918,898
Weighted average common shares outstanding
- diluted	56,808,229	56,935,350	56,817,563	56,918,898

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30 , 2013
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances - December 31, 2012	56,735,350	$56,735	$3,400,578	$(1,759,443)	$1,697,870

Options expense	—	—	62,030	—	62,030

Net income	—	—	—	537,418	537,418

Balances – June 30, 2013	56,735,350	$56,735	$3,462,608	$(1,222,025)	$2,297,318

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$537,418	$(649,895)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and depletion expense	213,729	163,321
Options expense	62,030	284,080
Loss on disposal of fixed assets	—	950
Warrants issued for induced conversion of debt	—	174,233
Loss on extinguishment of debt	—	22,092
Consulting services paid through transfer of fixed asset	—	1,598
Changes in operating assets and liabilities:
Accounts receivable	(523,588)	(404,749)
Prepaids	(9,775)	1,768
Accounts payable	(12,439)	(843)
Royalty payable to related party	138,837	37,570
Accrued liabilities	(2,247)	(6,260)
Deferred income	—	(8,075)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	403,965	(384,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of property and equipment	—	(1,312)
NET CASH USED IN INVESTING ACTIVITIES	—	(1,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt	(567,118)	(125,732)
Proceeds from sale of common stock, net of offering costs	—	25,000
NET CASH USED IN FINANCING ACTIVITIES	(567,118)	(100,732)

NET CHANGE IN CASH	(163,153)	(486,254)
Cash at beginning of period	693,320	956,263
Cash at end of period	$530,167	$470,009

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$21,941	$36,765
Taxes paid	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle debt and accrued interest	$—	$156,694

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

During the six months ended June 30, 2013, the Company recognized no impairment of its oil and gas properties.

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

As of June 30, 2013 BRI owns mineral rights for 7,605 (net 2,303) acres in the Bakken/Three Forks in North Dakota and approximately 2,200 acres in the Duck Lake area of Montana. We also own a 50% net mineral interest in the Duck Lake acreage minerals. The Duck Lake acreage is not being developed as of June 30, 2013.

The mineral rights in North Dakota are leased to three well operators, Oasis Petroleum, Continental Resources and Statoil ASA (formerly, Brigham Oil). The royalty income is calculated monthly and the Company recognizes royalty income upon production reported on the North Dakota Industrial Commission website.  At June 30, 2013 the Company has received division orders for twenty-four Bakken formation wells and three Madison formation wells.

NOTE 3 – RELATED PARTY TRANSACTIONS

Royalty payable  - officer

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy, which is owned by an officer of the Company, a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of June 30, 2013 and December 31, 2012, the royalty payable was $307,982 and $169,145, respectively.

NOTE 4 – NOTES PAYABLE

In connection with the acquisition of the Holms Property, the Company incurred an installment note payable with interest at 5% per annum. As of June 30, 2013 and December 31, 2012, the aggregate unpaid balance was $400,001 and $967,119, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock Warrants

The table below summarizes the Company’s warrant activity for the six months ended June 30, 2013:

	Number of	Weighted
	Warrant	Average
	Shares	Exercise Price

Balance, December 31, 2012	5,797,001	$0.50
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired	—	—
Balance, June 30, 2013	5,797,001	$0.50
Exercisable, June 30, 2013	5,797,001	$0.50

At June 30, 2013, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.75 and 0.60 years, respectively. The intrinsic value of the exercisable warrants outstanding at June 30, 2013 was $0.

Common Stock Options

During the six months ended June 30, 2013, aggregate options expense of $62,030 was recognized related to options granted during the prior year. As of June 30, 2013, an aggregate of $48,150 remains to be expensed through March 2014.

The table below summarizes the Company’s option activity for the three months ended June 30, 2013:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance, December 31, 2012	500,000	$0.10
Granted	—	—
Canceled
Exercised	—	—
Expired	—	—
Balance, June 30, 2013	500,000	$0.10
Exercisable, June 30, 2013	333,332	$0.10

At June 30, 2013, the weighted average remaining contractual life of the options outstanding was 0.72 years. The intrinsic value of the exercisable options outstanding at June 30, 2013 was $38,333.

NOTE 6 – SUBSEQUENT EVENTS

During July 2013, the Company repaid in full the installment note payable incurred in the acquisition of the Holms Property (see Note 4).

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

Overview

BRI is an oil and gas exploration company, with properties located mostly in the Bakken.  As of June 30, 2013, the Company owns 50% of the mineral rights to approximately 7,605 gross acres of land located about 8 miles southeast of Williston, North Dakota.   Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of 12.5% from the oil and gas produced on such lands.  We have no working interest rights to influence the activities conducted by the Lessees of our mineral rights.  In the event the operators fail to meet their drilling commitment, the Company has only three options: 1) it can agree to grant an extension; 2) it can renegotiate the terms of the existing leases; or 3) it can legally terminate the leases.  We will focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities initially in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and June 30, 2012

Revenue. We generated revenue for the three months ended June 30, 2013 of $909,309, compared to revenue of $260,904 for the three months ended June 30, 2012. The revenue amount for the period ended June 30, 2013 is based on our estimates for second quarter oil production from our currently producing wells and is based on a conservative estimate of currently available public information.  Since the beginning of 2011, we have received royalty checks totaling $3,208,205 to date from wells operated by Continental Resources, Brigham Oil and Oasis Petroleum.   Typically, royalty checks from oil well operators can be delivered anytime between 60 to 150 days following the month of initial production.  Following oil well production, the oil well operator will usually seek a division order title opinion from any attorney which would describe the ownership of the production.  Following issuance of this opinion, the oil well operator will generally issue division orders which would set forth payments to the royalty holders.  North Dakota law requires payment of 18% annual interest if royalty payments are not made within 150 days after oil produced by the well is marketed.  For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org.

General and Administrative Expenses. General and administrative expenses were $24,359 for the three months ended June 30, 2013 compared to $102,256 for the same period in 2012, a decrease of $77,897.

Our material financial obligations include our salaries paid to our three current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Comparison of the Six Months Ended June 30, 2013 and June 30, 2012

Revenue. We generated revenue for the six months ended June 30, 2013 of $1,429,221, compared to revenue of $563,800 for the six months ended June 30, 2012. The revenue amount for the period ended June 30, 2013 is based on our estimates for second quarter oil production from our currently producing wells and is based on a conservative estimate of currently available public information.

General and Administrative Expenses. General and administrative expenses were $52,110 for the six months ended June 30, 2013 compared to $354,609 for the same period in 2012, a decrease of $302,499. The decrease is primarily attributable to decreased travel and less stock based compensation.

Our material financial obligations include our salaries paid to our three current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

The Company has historically met our capital requirements through the issuance of stock and by borrowings.  From November 2010 through March 2011, the Company raised approximately $2.5 million in equity financing, net of offering costs of approximately $0.2 million. As of June 30, 2013, the Company had cash of $530,167.  Our recent rate of use of cash in operations over the last three months has been approximately $112,500 per month and consists mainly of salaries, office rent and professional fees.   Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the royalties received through sales of our oil reserves in our existing properties.  No assurances, however, can be given that such royalties will continue to be received. As of June 30, 2013, the royalty revenues received have been sufficient to provide liquidity during the previous nine months.  If the Company does not generate sufficient revenues it will continue to finance operations through equity and/or debt financings.

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

We have collected approximately $3,208,205 in royalty income from August 2011 to June 30, 2013 from production on thirty wells.  We have information that an additional seven (7) wells are either in production or are in confidential status.  Although we believe that our income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments.  In addition, there can give no assurance that we will be successful in addressing operational risks as previously identified under the "Risk Factors" section, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of June 30, 2013 because certain elements of an effective control environment were not present as of June 30, 2013, including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee and our full board has not been adequately performing those functions.  There exists a significant overlap between management and our board of directors, with three of our six directors being members of management.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of June 30, 2013.  We have hired a Chief Financial Officer and have developed policies relating to our internal controls and procedures to help address any material weaknesses.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

On or around July 18, 2013, BRI received notice of a complaint filed in McKenzie County, ND (Roil Energy v. Toll Reserve Consortium (ND Dist. Ct., Case No. 27-2013-CV-00124)) (the “ND Case”). The plaintiffs in the ND Case are the same as in the Washington case described above. The claims in the ND Case arise from the same facts alleged by the plaintiffs in the Washington case. The plaintiffs in the ND Case seek to, among other things, quiet title in mineral assets the plaintiffs claim were intended to be conveyed to Roil Energy. As with the Washington case, BRI disputes these allegations in their entirety and intends to vigorously defend against such claims. On June 21, 2013, the court in the Washington case granted BRI and the other defendants in the Washington case summary judgment on the defendants’ request to dismiss all tortious interference claims.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On July 31, 2013, Bakken Resources, Inc. made its final payment on a long term note payable for the purchase of approximately 800 +/- net mineral acres in McKenzie County, North Dakota. The original purchase price of the acreage was $1.6 million. Following an upfront payment of $351,000, the beginning balance on the note was $1,249,000 at the inception date of November 12, 2010. This note was originally amortized with quarterly payments through February 2019.

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

Date: August 14, 2013	BAKKEN RESOURCES, INC. /s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)
/s/ David Deffinbaugh David Deffinbaugh CFO, Treasurer, and Director (Principal financial and accounting officer)