Form 10-Q
period 2013-09-30
BAKKEN RESOURCES INC
filed 2013-11-19
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2013

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

Yes  [   ]     No  [X]

The number of shares of issuer’s outstanding common stock as of November 18, 2013 was 56,735,350.

BAKKEN RESOURCES, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.

  FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash	$1,176,128	$693,320
Accounts receivable	1,345,075	745,226
Prepaids	15,544	9,904
Total Current Assets	2,536,747	1,448,450

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $20,187 and $13,620	17,461	24,028
PROVED MINERAL RIGHTS AND LEASES, net of accumulated
depletion of $798,313 and $519,629	736,687	1,129,371
PROVED OIL AND GAS PROPERTIES, using successful
efforts accounting, net of accumulated depletion of $0	68,000	68,000
UNPROVED MINERAL RIGHTS AND LEASES	250,000	250,000
Total Assets	$3,608,895	$2,919,849

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,945	$78,562
Accrued liabilities	145,048	7,153
Royalty payable to related party	399,075	169,145
Current portion installment	—	120,000
Total Current Liabilities	595,068	374,860
Long-term portion installment	—	847,119
Total Liabilities	595,068	1,221,979

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized,
56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital, net of offering costs	3,479,452	3,400,578
Accumulated deficit	(522,360)	(1,759,443)
Total Stockholders' Equity	3,013,827	1,697,870
Total Liabilities and Stockholders' Equity	$3,608,895	$2,919,849

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUES	$1,132,815	$348,599	$2,562,036	$909,353

OPERATING EXPENSES:
Depreciation and depletion	71,522	138,183	285,251	301,504
Payroll	82,696	83,210	252,207	249,777
Professional fees	267,654	220,329	705,215	706,986
Loss on impairment of asset	—	—	—	950
General and administrative expenses	27,104	23,072	79,214	90,555
Total Operating Expenses	448,976	464,794	1,321,887	1,349,772

INCOME (LOSS) FROM OPERATIONS	683,839	(116,195)	1,240,149	(440,419)

OTHER INCOME (EXPENSES):
Interest income	194	196	590	1,286
Other income	24	405	24	505
Loss on extinguishment of debt	—	—	—	(22,092)
Gain on settlement of interest	15,608	—	15,608	—
Interest expense	—	(7,512)	(19,288)	(217,588)
Total other income (expenses)	15,826	(6,911)	(3,066)	(237,889)

NET INCOME (LOSS)	$699,665	$(123,106)	$1,237,083	$(678,308)

NET INCOME (LOSS) PER COMMON
SHARE - BASIC AND DILUTED:	$0.01	$(0.00)	$0.02	$(0.01)

Weighted average common shares outstanding
- basic	56,735,350	55,935,350	56,735,350	56,924,422

Weighted average common shares outstanding
- diluted	56,903,652	55,935,350	56,901,116	56,924,422

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30,  2013

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2012	56,735,350	$56,735	$3,400,578	$(1,759,443)	$1,697,870
Options expense	—	—	78,874	—	78,874
Net income	—	—	—	1,237,083	1,237,083
Balances at September 30, 2013	56,735,350	$56,735	$3,479,452	$(522,360)	$3,013,827

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,237,083	$(678,308)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and depletion expense	285,251	301,504
Options expense	78,874	239,878
Gain on settlement of interest	(15,608)	—
Loss on disposal of fixed assets	—	950
Warrants issued for induced conversion of debt	—	174,233
Loss on extinguishment of debt	—	22,092
Consulting services paid through transfer of fixed asset	—	1,598
Changes in operating assets and liabilities:
Accounts receivable	(599,849)	(477,217)
Prepaids	(5,640)	(849)
Accounts payable	(27,617)	24,455
Royalty payable to related party	229,930	35,317
Accrued liabilities	142,395	12,267
Deferred income	—	(12,113)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,324,819	(356,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of oil and gas properties	—	(34,000)
Cash paid for acquisition of property and equipment	—	(1,312)
NET CASH USED IN INVESTING ACTIVITIES	—	(35,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt	(842,011)	(254,660)
Proceeds from sale of common stock, net of offering costs	—	25,000
NET CASH USED IN FINANCING ACTIVITIES	(842,011)	(229,660)

NET CHANGE IN CASH	482,808	(621,165)
Cash at beginning of period	693,320	956,263
Cash at end of period	$1,176,128	$335,098

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$21,941	$73,481
Taxes paid	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to settle debt and accrued interest	$—	$156,694
Related party payable incurred for acquisition of oil and gas properties	—	34,000
Settlement of installment note resulting in reduced carrying value of
proved mineral rights	114,000	—

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

During the period ended September 30, 2013, the Company recognized no impairment of its oil and gas properties.

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

As of September 30, 2013 BRI owns mineral rights for 7,605 (net 2,303) acres in the Bakken/Three Forks in North Dakota and approximately 2,200 acres in the Duck Lake area of Montana. We own a 50% net mineral interest in the Duck Lake acreage minerals.  The Duck Lake acreage is not being developed as of September 30, 2013.

The mineral rights in North Dakota are leased to three well operators, Oasis Petroleum, Continental Resources and Statoil ASA (formerly, Brigham Oil).  The royalty income is calculated monthly and the Company recognizes royalty income upon production reported on the North Dakota Industrial Commission website.  At September 30, 2013 the Company has received division orders for twenty-four Bakken formation wells and three Madison formation wells.

NOTE 3 – RELATED PARTY TRANSACTIONS

Royalty payable - officer

In connection with the acquisition of the Holms Property (see Note 3), the Company granted to Holms Energy, which is owned by an officer of the Company, a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of September 30, 2013 and December 31, 2012, the royalty payable was $399,075 and $169,145, respectively.

NOTE 4 – NOTES PAYABLE

In connection with the acquisition of the Holms Property, the Company incurred an installment note payable with interest at 5% per annum. As of December 31, 2012, the aggregate unpaid balance was $967,119. Under the terms of the agreement, in the event that a comprehensive mineral title search revealed that the net acres acquired by the Company were greater than or less than 824.5 net mineral acres, the purchase price and corresponding installment note would be reduced by $2,000 per acre. During July 2013, a comprehensive mineral title search was completed and it was determined that the Company acquired 57 less acres than originally stated in the mineral rights acquisition agreement. Accordingly, the carrying value of the proved mineral rights and the amount owed under the corresponding installment note were reduced by $2,000 per acre, or $114,000. In addition, the interest previously accrued and paid on this $114,000 of principal was forgiven resulting in a further reduction of principal in the amount of $11,108 and a reduction of accrued interest in the amount of $4,500. The Company recognized a gain on the settlement of interest of $15,608 and a reduction to the carrying value of the proved mineral rights of $114,000 during the nine months ended September 30, 2013. Upon completion of the comprehensive mineral title search and settlement of the installment note and interest, the Company paid in full the remaining principal balance of the installment note of $842,011.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2013, aggregate options expense of $78,784 was recognized related to options granted during the prior year. As of September 30, 2013, an aggregate of $31,306 remains to be expensed through March 2014.

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

Overview

BRI is an oil and gas exploration company, with properties located mostly in the Bakken.  As of November 18, 2013, the Company owns 50% of the mineral rights to approximately 7,605 gross acres of land located about 8 miles southeast of Williston, North Dakota.    Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of 12.5% from the oil and gas produced on such lands.  We have no working interest rights to influence the activities conducted by the Lessees of our mineral rights.  In the event the operators fail to meet their drilling commitment, the Company has only three options: 1) it can agree to grant an extension; 2) it can renegotiate the terms of the existing leases; or 3) it can legally terminate the leases.  We will focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities initially in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and September 30, 2012

Revenue.   We accrued revenue for the quarter ended September 30, 2013 of $1,132,815, compared to revenue of $348,599 for the three months ended September 30, 2012. The revenue amount for the period ended September 30, 2013 is based on our estimates for third quarter oil production from our currently producing wells and is based on a conservative estimate of currently available public information.  Since the beginning of 2011, we have received royalty checks totaling $5,086,793 through September 30, 2013 from wells operated by Continental Resources, Brigham Oil and Oasis Petroleum. Typically, royalty checks from oil well operators can be delivered anytime between 60 to 150 days following the month of initial production.  Following oil well production, the oil well operator will usually seek a division order title opinion from any attorney which would describe the ownership of the production.  Following issuance of this opinion, the oil well operator will generally issue division orders which would set forth payments to the royalty holders.  North Dakota law requires payment of 18% annual interest if royalty payments are not made within 150 days after oil produced by the well is marketed.  For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org.

General and Administrative Expenses.   General and administrative expenses were $27,104 for the three-month period ended September 30, 2013 compared to $23,072 for the same period in 2012, an increase of $4,032.

Our material financial obligations include our salaries paid to our three current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Comparison of the Nine Months Ended September 30, 2013 and September 30, 2012

Revenue.   We accrued revenue for the nine months ended September 30, 2013 of $2,562,036, compared to revenue of $909,353 for the nine months ended September 30, 2012. The revenue amount for the period ended September 30, 2013 is based on our estimates for third quarter oil production from our currently producing wells and is based on a conservative estimate of currently available public information.

General and Administrative Expenses.   General and administrative expenses were $79,214 for the nine month period ended September 30, 2013 compared to $90,555 for the same period in 2012, a decrease of $11,341.  The decrease is primarily attributable to decreased travel.

Our material financial obligations include our salaries paid to our three current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

The Company has historically met our capital requirements through the issuance of stock and by borrowings.  From November 2010 through March 2011, the Company raised approximately $2.5 million in equity financing, net of offering costs of approximately $0.2 million.  As of September 30, 2013, the Company had cash of $1,176,128.  Our recent rate of use of cash in operations over the last three months has been approximately $285,902 per month.  This amount is primarily due to final payment of a long term note payable and accumulated royalty payments.  Approximately $112,500 consists mainly of salaries, office rent and professional fees and is consistent with general operating cash used in prior quarters.   Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the royalties received through sales of our oil reserves in our existing properties.  No assurances, however, can be given that such royalties will continue to be received.  As of September 30, 2013, the royalty revenues received have been sufficient to provide liquidity during the previous twelve months.  If the Company does not generate sufficient revenues it will continue to finance operations through equity and/or debt financings.

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

We have collected approximately $5,086,793  in royalty income from August 2011 to September 30, 2013 from production on thirty wells.  We have information that an additional seven (7) wells are either in production or are in confidential status.  Although we believe that our income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments.  In addition, there can be no assurance that we will be successful in addressing operational risks as previously identified under the "Risk Factors" section, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of September 30, 2013 because certain elements of an effective control environment were not present as of September 30, 2013, including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee and our full board has not been adequately performing those functions.  There exists a significant overlap between management and our board of directors, with three of our six directors being members of management.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of September 30, 2013.  We have hired a Chief Financial Officer and have developed policies relating to our internal controls and procedures to help address any material weaknesses.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

As a result of the most recent complaint filed in McKenzie County, ND, two of the operators have ceased making monthly royalty payments.  The payments are being held in suspense pending the outcome of this litigation.  A third operator has not changed its royalty payment schedule to BRI.  The company is working to have the suspension lifted and the suspended payments paid.

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

Item 6.

EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Bylaws		S-1	3.2	02-26-09
4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Assignment of Interest Agreement between Bakken Resources, Inc. (formerly Multisys Language Solutions, Inc.) and Peter Schmid dated June 11, 2008		S-1	10.2	02-26-09
10.2	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.3	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.4	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.5	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.6	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.7	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated February 1, 2011		8-K	10.1	02-07-11
10.8	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated February 1, 2011		8-K	10.2	02-07-11
10.9	Employment Agreement by and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012		10-K	10.10	04-16-12
10.10	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated effective as of March 12, 2013		8-K	10.1	03-18-13
10.11	Employment Agreement by and between Bakken Resources, Inc. and Karen S. Midtlyng, dated effective as of March 12, 2013		8-K	10.2	03-18-13
10.12	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	02-09-11
10.13	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	03-24-11
10.14	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11
10.15	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11
10.16	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable		10-K	10.14	04-15-11

	Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009
10.17	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003		10-K	10.15	04-15-11
10.18	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004		10-K	10.16	04-15-11
10.19	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.17	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008		10-K	10.18	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.19	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005		10-K	10.20	04-15-11
10.23	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003		10-K	10.21	04-15-11
10.24	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004		10-K	10.22	04-15-11
10.25	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.23	04-15-11
10.26	Form of Convertible Bridge Loan Agreement 2011		8-K	10.1	05-25-11
10.27	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011		8-K	10.1	09-27-11
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 19, 2013	BAKKEN RESOURCES, INC. /s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)
/s/ David Deffinbaugh David Deffinbaugh CFO, Treasurer, and Director (Principal financial and accounting officer)