Form 10-K
period 2013-12-31
BAKKEN RESOURCES INC
filed 2014-04-15
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to_____.

Commission File Number: 000-53632

 BAKKEN RESOURCES, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2973652 (I.R.S. employer identification number)
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2013 is $4,785,270.14 based on the average closing price of the Registrant’s common stock as currently listed on the OTC Bulletin Board exchange. Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for any other purpose. The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “BKKN”.

Number of shares outstanding of the issuer’s common stock as of April 14, 2014 is 56,735,350 shares.

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

BAKKEN RESOURCES, INC.

ANNUAL REPORT OF FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1. BUSINESS.

Overview and Background

Bakken Resources, Inc. (“the “Company”, “BRI”, “we”, “us”, or “our”) owns mineral rights to approximately 7,200 gross acres and 1,600 net mineral acres of land located about 8 miles southeast of Williston, North Dakota. The Company’s net mineral acres consist generally of 1,600 net mineral acres deriving from the sub-surface to the base of what is commonly referred to as the rock unit commonly referred to as the Bakken formation. Approximately 800 of such 1,600 net mineral acres, consist also of mineral rights extending below the Bakken formation (which include, without limitation, the source rock commonly referred to as the Three Forks formation(s)).

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

We currently have leases with four contracted oil drilling operators on various parcels of land constituting the 7,200 gross acres (and approximately 1,600 net mineral acres) on which we have mineral rights royalty interests. The contracted oil drilling companies with whom we are parties in interest pursuant to lease agreements (collectively, the “Lessees”) that we acquired rights to in November 2010 include: Oasis Petroleum, Continental Resources, Inc., Statoil ASA and Zenergy Inc. We have no rights to influence the activities conducted by these Lessees of our mineral rights, but if the Lessees do not accomplish the agreed upon drilling programs within the timeline, they can lose their leases.

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

Description of Oil Leases and Oil Production

BRI currently derives its primary source of revenue from royalties generated from leasing its mineral acreage. BRI’s mineral acreage consists of approximately 1,600 net mineral acres located primarily in McKenzie County, North Dakota. Such 1,600 net mineral acres are currently spread across 16 spacing units. Operators in the area where BRI’s minerals are located have been approved for up to eight wells per spacing unit (typically 1,280 acres), but generally petition for permits prior to the commencement of drilling in a particular spacing unit. Assuming this would apply for all spacing units under which BRI has mineral acres, BRI would have a royalty interest in up to 112 wells. Note, however, that the royalties due to BRI under any particular well would vary based on the number of acres BRI has under any particular spacing unit where there is a producing well. An example of an application for permit to drill a horizontal well is shown below. This permit is for a well in the area where BRI’s minerals are located (section 21, T152N R100W). Section 21 currently has 7 wells drilled. Order number 20946 of the North Dakota Industrial Commission shows that Oasis Petroleum, one of the operators in the BRI mineral acres area, has applied for up to 8 wells per 1280-acre spacing unit (1st page of  order 20946 follows).

APPLICATION FOR PERMIT TO DRILL HORIZONTAL WELL - FORM 1H

INDUSTRIAL COMMISSION OF NORTH DAKOTA
OIL AND GAS DIVISION
600 EAST BOULEVARD DEPT 405
BISMARCK, ND 58505-0840
SFN 54269 (08-2005)

PLEASE READ INSTRUCTIONS BEFORE FILLING OUT FORM.
PLEASE SUBMIT THE ORIGINAL AND ONE COPY.

Type of Work	Type of Well	Approximate Date Work Will Start	Confidential Status
New Location	Oil & Gas	9 / 20 / 2010	Yes

Operator	Telephone Number
CONTINENTAL RESOURCES, INC.	580-233-8955

Address	City	State	Zip Code
P.O. Box 1032	Enid	OK	73702

☑ Notice has been provided to the owner of any permanently occupied dwelling within 1,320 feet.

☑ This well is not located within five hundred feet of an occupied dwelling.

WELL INFORMATION (If more than one lateral proposed, enter data for additional laterals on page 2)

Well Name	Well Number
MISSOULA	1-21H

Surface Footages	Qtr-Qtr	Section	Township	Range	County
170 F S L 1750 F W L	SESW	21	152 N	100 W	McKenzie

Longstring Casing Point Footages	Qtr-Qtr	Section	Township	Range	County
593 F S L 1874 F W L	SESW	21	152 N	100 W	McKenzie

Longstring Casing Point Coordinates From Well Head	Azimuth	Longstring Total Depth
423 N From WH 124 E From WH	16 °	11170 Feet MD 10918 Feet TVD

Bottom Hole Footages From Nearest Section Line	Qtr-Qtr	Section	Township	Range	County
200 F N L 1980 F W L	NENW	16	152 N	100 W	McKenzie

Bottom Hole Coordinates From Well Head	KOP Lateral 1	Azimuth Lateral 1	Estimated Total Depth Lateral 1
10193 N From WH 230 E From WH	10477 Feet MD	0 °	20951 Feet MD 10908 Feet TVD

Latitude of Well Head	Longitude of Well Head	NAD Reference	Description of Spacing Unit: (Subject to NDIC Approval)
47 ° 57 ' 52.27 "	-103 ° 29 ' 27.77 "	NAD83	Sec. 16 & 21-152N-100W

Ground Elevation	Acres in Spacing/Drilling Unit	Spacing/Drilling Unit Setback Requirement	Industrial Commission Order
2107 Feet Above S.L.	1280	200 Feet N/S 1220 Feet E/W	15123

North Line of Spacing/Drilling Unit	South Line of Spacing/Drilling Unit	East Line of Spacing/Drilling Unit	West Line of Spacing/Drilling Unit
5286 Feet	5281 Feet	10556 Feet	10554 Feet

Objective Horizons	Pierre Shale Top
Bakken	1923

Proposed Surface Casing	Size	Weight	Depth	Cement Volume	
	9 - 5/8 "	36 Lb./Ft.	2000 Feet	755 Sacks	NOTE: Surface hole must be drilled with fresh water and surface casing must be cemented back to surface.

Proposed Longstring Casing	Size	Weight(s)	Longstring Total Depth	Cement Volume	Cement Top	Top Dakota Sand
	7 - "	26-32 Lb./Ft.	11170 Feet MD 10918 Feet TVD	847 Sacks	0 Feet	5090 Feet

Base Last Charles Salt (If Applicable)	
9356 Feet	NOTE: Intermediate or longstring casing string must be cemented above the top Dakota Group Sand.

Proposed Logs
CBL/GR from deepest depth obtainable to ground level and triple combo.

Drilling Mud Type (Vertical Hole - Below Surface Casing)	Drilling Mud Type (Lateral)
Invert	Brine

Survey Type in Vertical Portion of Well	Survey Frequency: Build Section	Survey Frequency: Lateral	Survey Contractor
MWD Every 100 Feet	30 Feet	90 Feet	Sperry

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

As of December 31, 2013, BRI received royalty income primarily from 30 Bakken formation producing wells, 11 Three Forks formation wells, and 3 Madison formation producing wells. During 2013, the dollar amount of such royalties received from the aggregate number of producing wells was approximately $4,000,000. BRI has interest under several other wells which have been drilled and likely producing, but for which royalties have yet to be received as of December 31, 2013. BRI is currently receiving royalty income from four wells which have been determined to be drilled in the Three Forks formation. The Company is currently assessing these wells for purposes of determining if such royalty income is owned by the Company as a result of the transactions giving rise to the current operations of the Company in November 2010.

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

The following spreadsheet shows the following: (i) the number of reported wells at the end of each quarter of 2013; (ii) the wells that paid royalties in each quarter of 2013; and (iii) the time lag between initial reporting of wells and the receipt of royalties.

Bakken Resources, Inc.

Schedule of Well Activity

Quarterly Payments by Well for the year ended December 31, 2013

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Number of Reported Wells	23	29	34	41	
AndersMadson	$12,887	$13,251	$8,454	$3,770	$38,362
Brier	$22,676	$16,715	$17,181	$7,312	$63,884
Hysted	$16,433	$13,681	$5,894	$1,680	$37,687
Missoula	$18,446	$24,876	$48,463	$35,449	$127,234
Stewart	$24,876	$14,531	$9,164	$682	$49,254
Catch Federal	$69,326	$59,342	$149,497	$19,829	$297,992
Cliff Federal	$47,326	$44,793	$28,131	$6,728	$126,978
William	$3,677	$4,041	$3,004	$362	$11,084
Bering	$214,349	$130,214	$71,176	$4,074	$419,813
Anderson	$17,614	$82,928	$34,836	$36,299	$171,678
Lefty	$87,348	$38,180	$23,673	$10,240	$159,441
Casey	$46,073	$26,117	$8,211	$2,336	$82,737
Alfsvaag	$9,725	$4,820	$7,602	$5,396	$27,543
Missoula 2-21H	$40,567	$60,813	$50,865	$31,434	$183,680
Missoula 3-21H	$20,967	$43,079	$44,747	$32,996	$141,788
Florida 1-11H	$1,387	$4,200	$4,755	$2,218	$12,560
Florida 2-11H	$743	$5,331	$6,959	$4,682	$17,715
Alpha 1-14H	$489	$1,559	$2,070	$1,600	$5,717
Alpha 2-14H	$674	$4,606	$5,474	$3,135	$13,889
Alpha 3-14H	$1,579	$4,654	$5,566	$2,536	$14,336
Florida 3-11H	$1,748	$5,915	$7,083	$4,726	$19,471
Missoula 4-21H	$0	$31,430	$48,858	$32,182	$112,470
Missoula 5-21H	$0	$51,687	$74,154	$66,306	$192,147
Missoula 6-21H	$0	$32,208	$57,834	$28,101	$118,142
Missoula 7-21H	$0	$32,167	$62,266	$58,523	$152,956
Leanne 5201 41-24B	$0	$49,723	$26,593	$7,647	$83,964
Doris H 5200 44-20B	$0	$288,566	$160,221	$32,990	$481,776
Taylor N 5200 14-29B	$0	$0	$41,383	$17,185	$58,568
Birdhead 5200 41-22T	$22,828	$31,275	$31,348	$16,216	$101,667
Jerry 1-8H	$5,488	$3,380	$3,505	$2,146	$14,519
Carol JA 5200 14-29T			$18,257	$6,657	$24,914
Elery H 5200 14-20T			$120,268	$40,857	$161,126
Sully 5200 11-30B			$27,554	$12,585	$40,139
Morrison 5200 11-30B			$25,633	$8,784	$34,418
Leo 5200 43-20B				$23,143	$23,143
Toby 5200 43-20T				$13,463	$13,463
Inigo 5200 43-20B				$106,674	$106,674
Shields 5200 43-20T				$79,732	$79,732
Pingora 5200 41-20B				$109,097	$109,097
Sherman 5200 41-20T				$76,477	$76,477
Pikes 5200 41-20B				$25,486	$25,486
	$687,224	$1,124,081	$1,240,678	$981,732	$4,033,719

1st Production Date	1st Payment Date
Missoula	February-11	August-11
Hysted	June-11	September-11
AndersMadson	October-11	March-12
Stewart	November-11	April-12
William	November-11	June-12
Brier	December-11	April-12
Jerry 1-8H	January-12	June-12
Catch Federal	February-12	July-12
Cliff Federal	March-12	July-12
Anderson	May-12	November-12
Bering	July-12	October-12
Lefty	July-12	October-12
Casey	July-12	October-12
Birdhead 5200 41-22T	September-12	November-12
Alfsvaag	October-12	January-13
Missoula 2-21H	December-12	February-13
Missoula 3-21H	January-13	February-13
Florida 1-11H	January-13	March-13
Alpha 1-14H	January-13	March-13
Alpha 3-14H	January-13	March-13
Florida 3-11H	January-13	March-13
Florida 2-11H	February-13	March-13
Alpha 2-14H	February-13	March-13
Doris H 5200 44-20B	February-13	June-13
Elery H 5200 14-20T	February-13	August-13
Missoula 4-21H	March-13	April-13
Missoula 5-21H	March-13	April-13
Missoula 6-21H	March-13	April-13
Missoula 7-21H	March-13	April-13
Taylor N 5200 14-29B	March-13	July-13
Carol JA 5200 14-29T	March-13	August-13
Leanne 5201 41-24B	March-13	April-13
Sully 5200 11-30B	April-13	August-13
Morrison 5200 11-30B	April-13	August-13
Inigo 5200 43-20B	July-13	October-13
Shields 5200 43-20T	July-13	October-13
Leo 5200 43-20B	August-13	October-13
Toby 5200 43-20T	August-13	October-13
Pingora 5200 41-20B	August-13	October-13
Sherman 5200 41-20T	August-13	October-13
Pikes 5200 41-20B	August-13	October-13

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

Acquisition of Assets

On June 11, 2010, Multisys Language Solutions, Inc. or MLS, Multisys Acquisition, and Holms Energy entered into an Option to Purchase Assets Agreement, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to exercise an Asset Purchase Agreement to assign all right, title, and interest of specific Holms Energy owned oil and gas mineral rights to Multisys Acquisition. On November 26, 2010, MLS completed an initial closing of a private placement in the amount of $1,545,000 that issued 6,180,000 shares at $0.25 per share and 3,090,000 three-year warrants exercisable for 3,090,000 shares at $.50 per share, callable at $0.01 per share at any time after November 26, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $1.00 or more. Such warrants are now expired.

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

The Asset Purchase Agreement related to the acquisition of: 1) certain Holms Energy mineral rights in oil and gas rights on approximately 7,200 gross acres and 1,600 net mineral acres of land located in McKenzie County, 8 miles southeast of Williston, North Dakota (the “Holms Property”); 2) potential production royalty income from wells to be drilled on the property whose oil and gas mineral rights are owned by Holms Energy; and 3) the transfer of all right, title and interest to an Option to Purchase the mineral rights from Rocky G. Greenfield and Evenette G. Greenfield entered into between Holms Energy and the Revocable Living Trust of Rocky G. Greenfield and Evenette G. Greenfield related to purchasing additional oil and gas mineral rights and production royalty income on the Holms Property for One Million Six Hundred Forty Nine Thousand ($1,649,000) Dollars (the “Greenfield Option”) (altogether, the “Asset Acquisition”). The Greenfield mineral rights were acquired by Multisys Acquisition through the Asset Purchase Agreement with Holms Energy on November 12, 2010. Holms Energy entered into a $485,000 one month non-interest bearing loan from BRI (the “Greenfield Note”) to complete the initial payment of $400,000 for the purchase of the Greenfield mineral rights. The purchase price of the Greenfield mineral rights under the agreement with Holms Energy (which was assumed by the Company in connection with the completion of the November 2010 transactions) was an aggregate of $1,649,000 plus interest as follows:  an initial payment of $400,000; installment payments generally in the amount of $30,000 per quarter plus interest at 5% per annum for 8 years and an original balloon payment in the amount of $289,000 (which is subject to reduction in the event the Company accelerates payments under the Greenfield Note). The scheduled installment payments of $30,000 per quarter are subject to the amount of 35% of net revenues received in connection with the purchased Greenfield mineral rights. Payments made in excess of the amounts originally scheduled are applied to the outstanding principal amount of the loan. The collateral for the Greenfield Note are the Greenfield mineral rights. Under the terms of the loan from BRI to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan. The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between BRI and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven. The Greenfield Note was fully repaid in August 2013.

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

Business Strategy

We plan to focus on evolving into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties. We plan to initially focus our activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash. To date, we have collected approximately $6.6 million in revenues from royalties generated from our mineral rights.

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

Geology of the Bakken Formation and the Three Forks Formation

The geological formation, as well as many other criteria, determines the production level of any commercial wells, which impact the potential future royalty revenue, if any. The following profile of the Williston Basin gives an idea as to the value of our mineral assets. Our leases are in a geographic area known as the Williston Basin, which is a large intracratonic sedimentary basin in eastern Montana, western North and South Dakota and southern Saskatchewan known for its rich deposits of petroleum and potash. The basin is a geologic structural basin but not a topographic depression; it is transected by the Missouri River. The oval-shaped depression extends approximately 475 miles (764 km) north-south and 300 miles (480 km) east-west. The map below shows the general location of the Bakken Formation and the Alberta Bakken (not intended to show or represent the location of any oil fields). (Source: http://seekingalpha.com/article/284628-the-alberta-bakken-the-smaller-sibling-offers-compelling-prospects ).

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

(Source: Seeking Alpha (http://seekingalpha.com/article/1248431-bakken-the-downspacing-bounty-and-birth-of-array-fracking

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

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. The price our oil company Lessees receive for oil and natural gas production on our mineral rights property heavily influences our royalty revenue, profitability, access to capital and future rate of growth. The prices our Lessees receive for their production and the levels of their production depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

▪	The domestic and foreign supply of oil and nature gas;
▪	The current level of prices and expectations about future prices of oil and natural gas;
▪	The level of global oil and natural gas exploration and production;
▪	The cost of exploring for, developing, producing and delivering oil and natural gas;
▪	The price of foreign oil and natural gas imports;
▪	Political and economic conditions in oil producing regions, including the Middle East, Africa, South America and Russia;
▪	The ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
▪	Speculative trading in oil and natural gas derivative contracts;
▪	The level of consumer product demand;
▪	Weather conditions and other natural disasters;
▪	Risks associated with operating drilling rigs;
▪	Technological advances affecting energy consumption;
▪	Domestic and foreign governmental regulations and taxes;
▪	The continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East;
▪	The availability, proximity and capacity of oil and natural gas transportation, processing, storage and refining facilities;
▪	The price and availability of alternative fuels; and
▪	Overall domestic and global economic conditions.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into the targeted subsurface formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing using fluids other than diesel is currently exempt from regulation under the federal Safe Drinking Water Act (the “SDWA”), but opponents of hydraulic fracturing have called for further study of the technique’s environmental effects and, in some cases, a moratorium on the use of the technique. Several proposals have been submitted to Congress that, if implemented, would subject all hydraulic fracturing to regulation under SDWA. Eliminating this exemption could establish an additional level of regulation and permitting at the federal level that could lead to Our Lessees’ operational delays or increased their operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our Lessees’ cost of compliance and doing business. In addition, the U.S. Environment Protection Agency’s (the “EPA’s”) Office of Research and Development is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The results of that study, which are expected to be available in draft during 2014 for peer review and public comment, could advance the development of additional regulations.

Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities in 2014. The U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods and issued a report in 2011 on immediate and longer-term actions that may be taken to reduce environmental and safety risks of shale gas development. Also, in May 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

Although it is not possible at this time to predict the final outcome of the se ongoing or proposed studies or the requirements of any additional federal or state legislation or regulation regarding hydraulic fracturing, any new federal, state, or local restrictions on hydraulic fracturing that may be imposed in areas where we conduct business, such as the Bakken and Three Forks areas, could significantly increase our Lessees’ operating, capital and compliance costs as well as delay or halt our ability to develop oil and natural gas reserves.

Possible regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and natural gas.

Based on findings by the EPA in December 2009 that emissions of GHGs present and endangerment to public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes, the EPA adopted regulations under existing provisions of the CAA that establish PSD construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or the EPA. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas production facilities on an annual basis, which includes certain f our operations. While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on our operations and reduce demand for refined products. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our Lessees’ exploration and production operations.

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

President Obama’s budget proposal for fiscal year 2014 recommended the elimination of certain key United States federal income tax preferences currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for United States production activities for oil and gas production, and (iv) the extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes or similar changes will be enacted or, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal income tax law could affect certain tax deductions that are currently available with respect to oil and gas exploration and production. Any such changes could have an adverse effect on our financial position, results of operations and cash flows primarily because such changes may impact the operations of our operators from whom we currently derive substantially all of our revenues.

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

The Company also maintains an apartment in Helena, Montana to provide accommodation to the Chief Financial Officer who travels to Helena weekly to work at the principal office. The monthly rent for the apartment is $650 per month and is under a one year lease that expired in October 2013 and renewed on a month to month basis thereafter. .

As of December 31, 2013 BRI owns mineral rights for 7,200 (net 2,400) acres in the Bakken/Three Forks in North Dakota and approximately 2,200 acres in the Duck Lake area of Montana. We own a 50% net mineral interest in the Duck Lake acreage minerals. The Duck Lake Property is currently unleased.

The BRI mineral rights are leased primarily to three well operators, Oasis Petroleum, Continental Resources and Statoil ASA (formerly, Brigham Oil). As of December 31, 2013, we have received division orders and/or royalty payments for thirty Bakken formation wells, eleven Three Forks formation wells and three Madison formation wells.

The Duck Lake mineral rights were leased until September 2013 but have not been developed as of December 31, 2013.

On September 21, 2011, the Company’s Board of Directors approved the purchase of the Duck Lake minerals from Lincoln Green, Inc (“LGI”). Under the terms of the agreement, the Company agreed to pay LGI $250,000 for approximately a 50% interest in 2,200 net mineral acres. No drilling operations have commenced yet on the Duck Lake property.

The following table presents information about the produced oil and gas volumes for the years ended December 31, 2013 and 2012. The information comes from the North Dakota Industrial Commission website and royalty payments received from the well operators. As of December 31, 2013, the Company has received division orders for thirty Bakken formation wells, eleven Three Forks formation wells and three Madison formation wells. The reported amounts are from those wells. The Company did not begin operations until late 2010.

	Year Ended December 31,

	2013	2012
Net Production
Oil (Bbl)	3,354,315	1,316,591

Natural Gas (Mcf)	2,822,795	442,447

Average Sales Price
Oil (per Bbl)	$ 85.25	$ 85.16

Natural Gas (per Mcf)	$ 5.72	$ 6.19

The Company’s royalty payments from the production noted above vary by well. Wells are drilled in spacing units which are typically 1,280 acres or two sections but can include up to four sections. The royalty percentage is determined based on the amount of mineral interest acreage owned by BRI and the lease rate for that acreage. Because the mineral interest owned by BRI varies by well, the royalty percentage also varies. Our average royalty for the thirty Bakken formation wells and eleven Three Forks formation wells is approximately 1.35%. Using the numbers shown above, if the reported oil production was sold at the average sales price of $85.16 per barrel, gross revenue would be $285,854,724. Multiplying the average royalty percentage of 1.35% times the gross revenue results in a royalty payment of $3,859,039. Actual royalty payments received by BRI in 2013 total $4,033,719.

Depletion of oil and natural gas properties

Our depletion expense is driven by estimates of well production, estimates of number of wells to be drilled and the cost to acquire mineral leases. Depletion expense of $444,737 was recorded in 2012. Depletion expense of $325,598 was recorded during the year ended December 31, 2013.

Location of BRI’s Mineral Rights

The following contains the descriptions and map of the locations where our mineral acreage is currently located (also includes locations of certain wells located on our properties).

TOWNSHIP 151 NORTH, RANGE 100 WEST

Section 6:	Lots 2, 3; SW1/4 NE1/4, SE1/4, NWI/4, NW1/4 SE1/4, SE1/4, SE1/4

TOWNSHIP 152 NORTH, RANGE 100 WEST

Section 5:	SW1/4 SW1/4
Section 6:	S1/2 SE1/4, SE1/4 SW1/4 Lot 14,
Section 7:	Lots 1,2,3,4; E1/2 SW1/4, E1/2, E1/2 NW1/4
Section 8:	SE 1/4 SE 1/4, SW1/4, W1/2 NWl/4,SE 1/4 NW1/4, SW1/4 SE1/4
Section 9:	Lots 1,2,3,4; SW 1/4 NW1/4, NE 1/4 SW1/4, SW1/4 SE 1/4,
Sl/2 SW1/4, NW1/4 SWl/4, SE1/4 SE1/4
Section 10:	Lots 2, 3,4; S 1/2 SW1/4
Section 15:	NE 1/4 NW1/4
Section 17:	NE 1/4, E1/2 NW1/4, NW1/4 NW1/4, N1/2 SW1/4 NW1/4, SE 1/4
E1/2 SW1/4, S1/2 SW1/4, NW1/4, W1/2 SW1/4
Section 18:	N1/2 NE1/4, NE1/4 NW1/4, Lot 1
Section 20:	All
Section 21:	All
Section 22:	W 1/2 W1/2, SE1/4 SW1/4, NE1/4 SE1/4, S1/2, SE1/4, NE1/4
SW1/4 NW1/4 SE1/4, E1/2 NWl/4
Section 23:	W1/2 SWl/4
Section 29:	NE1/4, N1/2 NW1/4
Section 30:	Lots 3,4; El/2 SWl/4, W1/2 SE 1/4
Section 31:	Lots 1,2,3,4; E1/2 W1/2, E1/2
Section 32:	SE 1/4 NW1/4, W1/2 W1/2, NE 1/4SW 1/4

TOWNSHIP 152 NORTH, RANGE 101 WEST

Section 1:	SE 1/4 SE 1/4
Section 12:	SE1/4 NE1/4, E1/2 SE1/4, NE1/4 NE1/4
Section 13:	N1/2 NE1/4, NW1/4
Section 24:	SW1/4
Section 25:	NW 1/4 NE 1/4, S1/2 NE 1/4, N1/2 NW 1/4, SE1/4 NW1/4, NE 1/4
SW1/4, N1/2 SE1/4, SE1/4SE1/4
Section 26:	SE 1/4
Section 35:	NE 1/4NE 1/4, S1/2 NE 1/4, SE 1/4 NW1/4

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

Bakken Resources, Inc.

McKenzie County, N.D.

(Each section is approximately 640 acres or one (1) square mile)

Description of Oil Leases and Oil Production

As of December 31, 2013, our properties in North Dakota are leased primarily to three operators: Oasis Petroleum, Continental Resources and Statoil. The executed oil leases cover various parcels of land in the same general region, primarily in McKenzie County, North Dakota. The leases have lease periods of between 3 and 8 years with starting dates from March 2003 to December 2009. All but three of the leases have landowner royalties’ payable by the oil company Lessees on gross proceeds from oil and gas production of 17%. Currently, most of the leases covering the Company’s mineral acres contain what is commonly referred to as “continuous drilling clauses”. Generally, a continuous drilling clause requires an operator to maintain active drilling operations in order to hold or extend an oil and gas lease past the natural expiration date of the lease.

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

Once a well is drilled and production established, of which there is no assurance, the lease is considered “held by production,” meaning the lease continues as long as oil is being produced. As of December 31, 2013, drilling activity on the Company’s mineral acreage is likely to hold by production most if not all of the Company’s leases Several of our leases, however, require the operator to have “continuous” drilling operations which would require the operator to continue drilling activities in order to qualify the lease to be held by production. Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. The Company is currently conducting an internal audit of its leases and mineral acreage holdings.

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

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s CEO, Val Holms. The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI.  Both Mr. Val Holms, our CEO, and BRI dispute such allegations in their entirety and intend to and have vigorously defended against such claims. This case went to trial in November 2013.  Following trial, the Court issued conclusions that the evidence presented in this case did not support Allan Holms’ claims that an oral agreement existed.  Post-trial motions are currently being heard in this case and final judgment is expected to be issued following the conclusion of such post-trial motions.

On June 6, 2012, the Company filed a Temporary Restraining Order (the “TRO”) and Verified Complaint for Injunctive Relief against McKinley Romero, Peter Swan Investment Consulting Ltd and IWJ Consulting Group, LLC (collectively, the “Defendants”), in connection with the Defendants’ request to the transfer agent to remove restrictive legends from an aggregate of 4.7 million shares, which the Company believes were improperly obtained by the Defendants. The Company obtained the TRO from the Second Judicial District Court of the State of Nevada, County of Washoe on June 6, 2012 enjoining the Defendants from seeking removal of the restrictive legends. On a scheduled hearing on June 26, 2012 the judge in this matter ruled in favor of the Company’s motion for a preliminary injunction.  The order granting such preliminary injunction was issued from this court on August 14, 2012.  This matter is pending the Company’s motion for final judgment in favor of the Company.

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County.  Mr. Gillis, the plaintiff in this matter (the “Gillis Case”), is the trustee of the Bruce and Marilyn Gillis 1987 Trust.  Mr. Gillis is the Trustee of such  trust.  Mr. Gillis is alleging that Client breached certain registration rights obligations pursuant to an equity investment made at or around November 2010.  The Court in this matter granted class certification and class notice in March 2014.  The Company denies the validity of the claims made in the Gillis Case and intends to vigorously defend against such claims.

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and TJ Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols and Wesley Paul, Case No. CV14 00544, filed in the Second Judicial District Court of the State of Nevada for Washoe County.  Mssrs. Graiwer and Jesky, the plaintiffs in this matter (the “Graiwer Case”), bring action on behalf of the Company derivatively, and the Company is also named as a nominal defendant.  Mssrs. Graiwer and Jesky are shareholders of the Company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment and civil conspiracy against one or more of the named defendants.  The Company and is also informed that each of the other named defendants denies the validity of the claims made in the Graiwer Case and each intends to vigorously defend against such claims, as applicable.

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

The quoted bid or asked price for the shares of common stock of BRI for the quarterly periods from January 1, 2013 through December 31, 2013 ranged from $0.10 to $0.28.

Holders

The number of record holders of BRI’s common stock as of the date of this Report is approximately 157.

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

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2013. There are no equity compensation plans not approved by security holders.

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

Since December 31, 2012, the Company has not entered in any sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new acquisitions, products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” under Item 1A above that may cause actual results to differ materially.

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

BRI is an oil and gas exploration company, with properties located mostly in the Bakken. As of March 4, 2014, the Company owns mineral rights to approximately 7,200 gross acres and 1,600 net mineral acres of land located about 8 miles southeast of Williston, North Dakota. Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of 12% from the oil and gas produced on such lands. In addition, we own a 2% overriding royalty interest (or its equivalent) based on approximately 767 net mineral acres which overlap our existing mineral interest. We have no rights to influence the activities conducted by the Lessees of our mineral rights. We will primarily focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash]

BRI has continued to evaluate projects potentially complementary to its core business operations, including projects located in Idaho, Colorado and Texas. In addition, the Company has begun active discussions with industry and regulatory authorities on potential enhanced oil recovery (EOR) projects for application initially in the Williston Basin.

In February 2014, we announced the sale of approximately 767 net mineral acres for approximately $7.9 million and retained 2% royalty on the sold assets.

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

Results of Operations

Our general and administrative costs decreased significantly from $124,407 for the year ended December 31, 2012, to    $107,615 for the year ended December 31, 2013. This decrease was attributable primarily to supplies, administrative expenses, consulting fees, professional fees, travel costs, and stock issued for Director compensation.

The following tables provide selected financial data about our company as of December 31, 2013, and December 31, 2012.

Balance Sheets Data:	December 31, 2013	December 31, 2012
Cash	$1,523,601	$693,320
Mineral rights and leases, property, plant and equipment and oil and gas properties, net of accumulated depletion and depreciation	1,023,045	1,471,399
Total assets	4,506,055	2,919,849

Total current liabilities	1,170,460	374,860
Long-term portion installment	-	847,119
Stockholders’ equity	3,335,595	1,697,870
Total liabilities and stockholders’ equity	$4,506,055	$2,919,849

Selected Statements of Operations Data:	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$ 3,992,989	$ 1,727,818
Payroll	338,173	330,534
Professional fees	1,154,246	969,390
General and administrative	107,615	124,407

Net Income (Loss)	2,055,754	(399,403)
Net Income (Loss) Per Common Share – Basic and Diluted	$ 0.03	$ (0.01)

Our cash in the bank at December 31, 2013 was $1,523,601. Net cash used in financing activities during the year ended December 31, 2013 was $842,011 due to payments made on debt. Net cash used in financing activities during the year ended December 31, 2012 was $277,993 including $25,000 from proceeds from the sale of common stock offset by payments made on debt of $302,993.

The Company received cash royalties during the first quarter 2013 of approximately $687,224 on twenty-three Bakken and Three Forks formation wells. Second quarter 2013 cash royalties approximated $1,124,081 on twenty-nine Bakken and Three Forks formation wells. Third quarter 2013 cash royalties approximated $1,240,678 on thirty-four Bakken and Three Forks formation wells. Fourth quarter cash royalties approximated $981,732 on forty-one Bakken and Three Forks formation wells.

As more wells have been drilled and begun producing, BRI’s cash inflow has improved significantly. The Company expects this trend to continue over the next twelve months.

Net cash provided by operating activities for the year ended December 31, 2013, was $1,672,292 compared to net cash provided by operating activities of $84,362 for the year ended December 31, 2012. For the year ended December 31, 2013, our total operating expenses were $1,934,388 as compared to $1,878,910 for the year ended December 31, 2012, which increase is primarily attributable to increased professional fees offset by decreased depreciation and depletion. We expect our use of cash for operating expenses to continue at approximately $80,000 per month over the next twelve months compared to the year ended December 31, 2013. Our material financial obligations include legal fees, public reporting expenses, transfer agent fees, bank fees, and other recurring fees.

For the year ended December 31, 2013, professional fees were a significant portion of our operating expense. Professional fees can be broken down into the following categories: (i) consultant fees totaled $128,923; (ii) legal costs totaled $873,097; (iii) stock based compensation totaled $95,718; and (iv) other professional fees (accounting, auditing, and transfer agent services) totaled $56,508. The Company anticipates these fees will be similar in 2014.

There were no unusual or infrequent events or transactions or any significant economic changes that materially affected the amount of reported income from continuing operations.

As noted above, royalty payments received by the Company increased substantially. BRI expects this trend to continue as Bakken formation wells begin to infill on our mineral acreage. As new wells are drilled and begin to produce, both revenue and cash royalties should increase.

A review of the financial statements shows a dramatic increase in revenue compared with the previous year. This increase is attributable to the number of new wells being completed and producing. At the beginning of 2013, the Company received royalty payments on twelve Bakken formation wells. By the end of 2013, BRI received royalty payments on forty-one Bakken  and Three Forks formation wells.

Liquidity and Capital Resources

As of December 31, 2013 we had cash of $1,523,601. Due to the increased royalty payments, the company has been cash positive in 2013. Given our recent rate of use of cash in our operations we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

Net cash provided by financing activities for the period from June 6, 2008 (inception), through December 31, 2013, was $1,449,033. This funding came from:

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

▪

Subtracting payments made on debt of $842,011 in 2013

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

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2013.

December 31,
2013

Current Assets	$3,483,010

Current Liabilities	$1,170,460

Working Capital	$2,312,550

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

As of December 31, 2013, we have collected approximately $6,608,526 in royalty payments from our wells under production. We received our first royalty check in August 2011. As of December 31, 2013, we have received royalty checks primarily from the production of forty-one wells.

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

We anticipate the next six months will continue to show operating income. This is due to the number of wells beginning to show production and collection of royalty payments from that production. We have collected approximately $6,608,526 in royalty payments from August 2011 to December 2013 from production on forty-one wells. We have information that an additional six (6) wells are either in production or are in confidential status. Although we believe that income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, there can give no assurance that we will be successful in addressing operational risks as previously identified under the "Risk Factors" section, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

In 2013, BRI ordered certified title reports to be prepared on its mineral acreage. This project was completed in fourth quarter 2013. The table below shows the wells located on BRI mineral acreage as of December 31, 2013.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangement that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. All significant accounting policies have been disclosed in Note 2 to the consolidated financial statements for the years ended December 31, 2013 and 2012 contained herewith. Our critical accounting policies are discussed below.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bakken Resources, Inc.

Helena, Montana

We have audited the accompanying consolidated balance sheets of Bakken Resources, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bakken Resources, Inc. and its subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 14, 2014

BAKKEN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash	$ 1,523,601	$ 693,320
Accounts receivable	1,938,457	745,226
Prepaids	20,952	9,904

Total Current Assets	3,483,010	1,448,450

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $22,376 and $13,620	15,272	24,028
PROVED MINERAL RIGHTS AND LEASES, net of accumulated depletion of $845,227 and $519,629	689,773	1,129,371
PROVED OIL AND GAS PROPERTIES, using successful efforts accounting, net of accumulated depletion of $0	68,000	68,000
UNPROVED MINERAL RIGHTS AND LEASES	250,000	250,000
Total Assets	$ 4,506,055	$ 2,919,849

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 42,564	$ 78,562
Accrued liabilities	—	7,153
Royalty payable to related party	614,149	169,145
Income tax payable	513,747	—
Current portion installment	—	120,000
Total Current Liabilities	1,170,460	374,860

Long-term portion installment	—	847,119

Total Liabilities	1,170,460	1,221,979

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 56,735,350 and 56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital, net of offering costs	3,496,296	3,400,578
Accumulated deficit	(217,436)	(1,759,443)
Total Stockholders' Equity	3,335,595	1,697,870

Total Liabilities and Stockholders' Equity	$ 4,506,055	$ 2,919,849

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2013	2012

REVENUES	$ 3,992,989	$ 1,727,818

OPERATING EXPENSES:
Depreciation and depletion	334,354	453,629
Payroll	338,173	330,534
Professional fees	1,154,246	969,390
Loss on impairment of asset	—	950
General and administrative expenses	107,615	124,407
Total Operating Expenses	1,934,388	1,878,910

INCOME (LOSS) FROM OPERATIONS	2,058,601	(151,092)

OTHER INCOME (EXPENSES):
Interest income	833	1,418
Other income	—	505
Loss on extinguishment of debt	—	(22,092)
Gain on interest settlement	15,608	—
Interest expense	(19,288)	(228,142)
Total other income (expenses)	(2,847)	(248,311)

NET INCOME (LOSS) BEFORE INCOME TAXES	$ 2,055,754	$ (399,403)
Income tax expense	513,747	—
NET INCOME (LOSS)	$ 1,542,007	$ (399,403)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$ 0.03	$ (0.01)

Weighted average common shares outstanding
- basic	56,735,350	55,927,169
- diluted	56,901,263	55,927,169

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances - December 31, 2011	56,467,500	$ 56,468	$ 2,732,457	$ (1,360,040)	$ 1,428,885

Common stock issued for conversion of debt and interest	417,850	417	156,277	—	156,694

Common stock issued for cash	50,000	50	24,950	—	25,000

Options expense	—	—	290,369	—	290,369

Warrants issued for induced conversion of debt	—	—	174,233	—	174,233

Warrants issued with debt extensions	—	—	22,092	—	22,092

Common stock returned to the Company and cancelled	(200,000)	(200)	200	—	—

Net loss	—	—	—	(399,403)	(399,403)

Balances - December 31, 2012	56,735,350	$ 56,735	$ 3,400,578	$ (1,759,443)	$ 1,697,870

Options expense	—	—	95,718	—	95,718

Net income	—	—	—	1,542,007	1,542,007

Balances - December 31, 2013	56,735,350	$ 56,735	$ 3,496,296	$ (217,436)	$ 3,335,595

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,542,007	$ (399,403)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and depletion expense	334,354	453,629
Options expense	95,718	290,369
Loss on disposal of fixed asset	—	950
Warrants issued for induced conversion of debt	—	174,233
Gain on interest settlement	(15,608)	—
Loss on extinguishment of debt	—	22,092
Consulting services paid through transfer of fixed asset	—	1,598
Changes in operating assets and liabilities:
Accounts receivable	(1,193,231)	(559,764)
Prepaids	(11,048)	(6,214)
Accounts payable	(35,998)	62,677
Royalty payable to related party	445,004	87,199
Accrued liabilities	(2,653)	(26,853)
Income tax liability	513,747	—
Deferred income	—	16,151
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,672,292	84,362

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid for acquisition of oil and gas properties	—	(68,000)
Cash paid for acquisition of property and equipment	—	(1,312)
NET CASH USED IN INVESTING ACTIVITIES	—	(69,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt	(842,011)	(302,993)
Proceeds from sale of common stock, net of offering costs	—	25,000
NET CASH USED IN FINANCING ACTIVITIES	(842,011)	(277,993)

NET CHANGE IN CASH	830,281	(262,943)
Cash at beginning of period	693,320	956,263
Cash at end of period	$ 1,523,601	$ 693,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$ 21,941	$ 65,669
Taxes paid	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Settlement of debt from reduced acreage in mineral property	$ 114,000	$ 200
Common stock returned to the company and cancelled	—	—
Common stock issued to settle debt and accrued interest	—	156,694

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

Allowance for doubtful accounts

The Company evaluates its accounts receivables for collectability and establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. As of December 31, 2013 and 2012, no allowance for doubtful accounts was recorded.

Property and equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Depreciation expense for the years ended December 31, 2013 and 2012 was $8,756 and $8,892 respectively.

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

During 2013 and 2012, the Company recognized no impairment of its oil and gas properties using the method described below under “Impairment of long-lived assets”. Depletion expense for 2013 and 2012 was $325,598 and $444,737, respectively.

Asset Retirement Obligations

The Company follows ASC 410 of the FASB Accounting Standards Codification which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. During 2013 and 2012, the Company has not recorded any asset retirement obligations.

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include the reseller agreement, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company recognized an impairment cost of $950 at December 31, 2012 due to a computer that was damaged beyond repair. There was no impairment recognized during the year ended December 31, 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013 or 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for 2013 or 2012.

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

The Company granted 500,000 stock options from the Company’s 2008 Non-Qualified Stock Option Plan during  2012. No options were granted in 2013.

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

The Company accrued approximately $513,747 for federal and state income tax liability for 2013.

Net income or loss per common share

Net income or loss per common share is computed pursuant to paragraph 260-10-45-10 of the FASB Accounting Standards Codification. Basic net income or loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock warrants and options. 333,332 common stock options were included in the diluted calculations, while 2,013,669 common stock warrants and options were excluded from the calculation of diluted loss per share for the year ended December 31, 2013, as the effect would have been anti-dilutive.

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

The Asset Purchase Agreement related to the acquisition of:  1) certain Holms Energy mineral rights in oil and gas rights on approximately 7,200 gross acres and 1,600 net mineral acres of land located in McKenzie County, 8 miles southeast of Williston, North Dakota; 2) potential production royalty income from wells to be drilled on the property whose mineral rights are owned by Holms Energy; and 3) the transfer of all right, title and interest to an Option to Purchase the Greenfield mineral rights entered into between Holms Energy and Rocky and Evenette Greenfield dated June 18, 2010 related to purchasing additional mineral rights and production royalty income on the Holms Property for $1,649,000.

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

As of December 31, 2012, the aggregate unpaid balance under the installment note was $967,119. Under the terms of the agreement, in the event that a comprehensive mineral title search revealed that the net acres acquired by the Company were greater than or less than 824.5 net mineral acres, the purchase price and corresponding installment note would be reduced by $2,000 per acre. During July 2013, a comprehensive mineral title search was completed and it was determined that the Company acquired 57 less acres than originally stated in the mineral rights acquisition agreement. Accordingly, the carrying value of the proved mineral rights and the amount owed under the corresponding installment note were reduced by $2,000 per acre, or $114,000. In addition, the interest previously accrued and paid on this $114,000 of principal was forgiven resulting in a further reduction of principal in the amount of $11,108 and a reduction of accrued interest in the amount of $4,500. The Company recognized a gain on the settlement of interest of $15,608 and a reduction to the carrying value of the proved mineral rights of $114,000 during the year ended December 31, 2013. Upon completion of the comprehensive mineral title search and settlement of the installment note and interest, the Company paid in full the remaining principal balance of the installment note of $842,011. The outstanding balance was $0 as of December 31, 2013.

On September 21, 2011, the Company purchased an undivided 50% interest in minerals contained in approximately 2,200 acres located in Glacier County, Montana (also referred to as Duck Lake). The purchase price of these rights was $250,000.

Depletion expense recorded on the mineral rights for 2013 and 2012 was $325,598 and $444,737, respectively.

Acquisition of Working Interest

On July 3, 2012, the Company purchased a 17% working interest in an oil well located in Archer County, Texas for $68,000 cash from Holms Energy, which is owned by an officer of the Company. The property was not yet producing as of December 31, 2013.

NOTE 4 – RELATED PARTY TRANSACTIONS

Royalty payable - officer

In connection with the acquisition of the Holms Property (see Note 3), the Company granted to Holms Energy, which is owned by an officer of the Company, a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of December 31, 2013 and 2012, the royalty payable was $614,149 and $169,145, respectively.

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

$95,000 of the notes were extended until June 30, 2012. In connection with the extensions, the Company issued the note holders an aggregate of 25,334 common stock warrants. The warrants are exercisable at $0.75 per share, vest immediately and have a term of 5 years. The fair value of the warrants was determined to be $22,092 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $1.20, expected term of 5 years, volatility of 81.79%, risk-free interest rate of 0.89% and zero expected dividends. The Company evaluated the extension of these notes under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The extinguishment loss recognized as a result of the loan extensions was $22,092 for the year ended December 31, 2012. This $95,000 of the notes was repaid in full during 2012. The remaining $50,000 of the notes was also repaid in cash during 2012.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Common Stock Warrants

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

During 2012, the Company issued an aggregate of 417,850 common shares for the conversion of debt and interest (see Note 5).

During 2013, no common stock or warrants were issued or retired.

The table below summarizes the Company’s warrant activity for 2013 and 2012:

	Number of	Weighted
	Warrant	Average
	Shares	Exercise Price
Balance, December 31, 2011	5,640,000	$ 0.480
Granted	257,001	0.750
Canceled	(100,000)	0.750
Exercised	—	—
Expired	—	—
Balance, December 31, 2012	5,797,001	$ 0.500
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired	(3,950,000)	0.480
Balance, December 31, 2013	1,847,001	$ 0.530

Exercisable, December 31, 2012	5,797,001	$ 0.500
Exercisable, December 31, 2013	1,847,001	$ 0.530

At December 31, 2013, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.75 and 0.48 years, respectively. The exercisable warrants outstanding at December 31, 2013 had an intrinsic value of $0. At December 31, 2012, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.75 and 1.10 years, respectively. The exercisable warrants outstanding at December 31, 2012 had an intrinsic value of $10,800.

Common Stock Options

During March 2012, the Company granted an aggregate of 500,000 common stock options to officers and Directors. The options are exercisable at $0.10 per share and vest one-third immediately and one-third each year over the next two years. The fair value of the options was determined to be $400,548 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $0.90, expected terms between 1 and 2 years, volatility of 68.94%, risk-free interest rate of 0.41% and zero expected dividends. The fair value is being expensed over the vesting period of the options. Option expense of $95,718 and $290,369 was recognized during the years ended December 31, 2013 and 2012, respectively. The remaining $14,461 will be expensed through March 2014.

The table below summarizes the Company’s option activity for 2013 and 2012:

	Number of	Weighted
	Option	Average
	Shares	Exercise Price
Balance, December 31, 2011	—	$ —
Granted	500,000	0.100
Canceled	—	—
Exercised	—	—
Expired	—	—
Balance, December 31, 2012	500,000	$ 0.100
Granted	—	—
Canceled	—	—
Exercised	—	—
Expired	—	—
Balance, December 31, 2013	500,000	0.100
Exercisable, December 31, 2012	166,666	$ 0.100
Exercisable, December 31, 2013	333,332	$ 0.100

At December 31, 2013, the exercise price and the weighted average remaining contractual life of the options outstanding were $0.10 and 0.22 years, respectively. The exercisable options outstanding at December 31, 2013 had an intrinsic value of $21,667. At December 31, 2012, the exercise price and the weighted average remaining contractual life of the options outstanding were $0.10 and 1.22 years, respectively, The exercisable options outstanding at December 31, 2012 had an intrinsic value of $30,000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On December 1, 2010, BRI entered into a one-year office lease, renewable for up to five years, for a 2,175 square foot executive office at 1425 Birch Ave., Suite A, Helena, MT 59601, for a monthly charge of $1,600 for the first year; $1,800 second year; $2,000 third year; $2,200 fourth year; and $2,400 fifth year. BRI also maintains a part-time office in New York city which is fixed at $3,000 per month. The Company maintains an apartment in Helena, MT to provide accommodation to the Chief Financial Officer when in working in Helena each week. The apartment is under a one year lease that expired October 31, 2013 and the monthly rent was $650.

Litigation

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s CEO, Val Holms. The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI.  Both Mr. Val Holms, our CEO, and BRI dispute such allegations in their entirety and intend to and have vigorously defended against such claims. This case went to trial in November 2013.  Following trial, the Court issued conclusions that the evidence presented in this case did not support Allan Holms’ claims that an oral agreement existed.  Post-trial motions are currently being heard in this case and final judgment is expected to be issued following the conclusion of such post-trial motions.

On June 6, 2012, the Company filed a Temporary Restraining Order (the “TRO”) and Verified Complaint for Injunctive Relief against McKinley Romero, Peter Swan Investment Consulting Ltd and IWJ Consulting Group, LLC (collectively, the “Defendants”), in connection with the Defendants’ request to the transfer agent to remove restrictive legends from an aggregate of 4.7 million shares, which the Company believes were improperly obtained by the Defendants. The Company obtained the TRO from the Second Judicial District Court of the State of Nevada, County of Washoe on June 6, 2012 enjoining the Defendants from seeking removal of the restrictive legends. On a scheduled hearing on June 26, 2012 the judge in this matter ruled in favor of the Company’s motion for a preliminary injunction.  The order granting such preliminary injunction was issued from this court on August 14, 2012.  This matter is pending the Company’s motion for final judgment in favor of the Company.

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County.  Mr. Gillis, the plaintiff in this matter (the “Gillis Case”), is the trustee of the Bruce and Marilyn Gillis 1987 Trust.  Mr. Gillis is the Trustee of such  trust.  Mr. Gillis is alleging that Client breached certain registration rights obligations pursuant to an equity investment made at or around November 2010.  The Court in this this matter granted class certification and class notice in March 2014.  The Company denies the validity of the claims made in the Gillis Case and intends to vigorously defend against such claims.

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2012, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved as of December 31, 2012. During 2013, the Company generated taxable income and incurred a total tax provision of $513,747. There was no available net operating loss carryforward as of December 31, 2013.

There are no significant timing differences.

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations due to the following items:

	2013	2012

Expected tax expense	$585,000	$—
State income taxes	123,000
Net operating loss carryforward	(299,000)	—
Non-deductible options expense	27,000
Other	76,747	—
Income tax expense	$513,747	$—

The provision for income taxes consists of the following for 2013 and 2012:

	2013	2012
Current:
Federal	$390,208	$—
State:
Montana	65,549	—
North Dakota	57,990	—
Income tax expense	$513,747	$—

At December 31, 2013 and 2012, deferred tax assets consisted of the following:

	2013	2012
Net operating losses	$—	$299,000
Valuation allowance	—	(299,000)
Net deferred tax asset	$—	$—

NOTE 9 – SUBSEQUENT EVENTS

On February 4, 2014, the Company sold a portion of its producing property for an aggregate purchase price of $7,871,248 in cash and a 2% retained royalty on proceeds derived from such sold mineral assets. 10% of the cash purchase price is escrowed for a period of 90 days (subject to certain adjustments) pending title review and confirmation. The property sold consists of the 767 net mineral acres acquired by the Company as part of the acquisition of the “Greenfield mineral interests” described in Note 3 herein. During the year ended December 31, 2013, 36% of total revenue was generated from the property that was sold.

In February 2014, the Company agreed to indemnify one of its operators, Oasis Petroleum, against any losses Oasis may incur as a result of a lawsuit filed in North Dakota claiming rights to the Company’s acreage. As a result, Oasis removed the suspension it had placed on royalties based on production on the Company’s net mineral acres.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2013 because certain elements of an effective control environment were not present including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee and our full board has not been adequately performing those functions. The material weaknesses identified include the following:

▪

There exists a significant overlap between management and our board of directors, with three of our six directors being members of management. This does not allow for multiple levels of supervision and review.

▪

Additionally, since we only have two full time and one part time employees, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, as of December 31, 2013, been established or implemented.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2013.

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

▪

We will, and have, appointed additional outside directors, particularly those who may have experience with regard to financial reporting, financial reporting processes and procedures and internal control procedures. In this regard, we note in particular the appointment of W. Edward Nichols to our Board.

▪

To the extent we can attract outside directors, we plan to form an audit committee to review and assist the board with its oversight responsibilities and appoint a financial expert to be the chairperson of such audit committee.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Name	Age	Position
Val M. Holms	66	Chief Executive Officer, President, and Director
David Deffinbaugh	54	Chief Financial Officer and Director
Karen S. Midtlyng	55	Secretary and Director
Herman R. Landeis	81	Director
Bill M. Baber	62	Director
W. Edward Nichols	71	Director

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

Val M. Holms – 66, President, Chief Executive Officer, and Director. After being honorably discharged from the United States Marine Corps, 4th Force Reconnaissance Division in Vietnam in 1969, he was the founder, sole owner and operator of Holms Building Services, Inc., a licensed general contracting company based in Missoula, Montana until 1984. Beginning in 1971 until the present, Mr. Holms has been a private investor, a part time independent land man, organized several oil and gas limited partnerships, purchased and sold mineral leases, and arranged various oil and gas joint ventures in Montana, Oklahoma, Texas, and North Dakota. From 1984 to 1988, he attended Rhema Bible Institute and received a degree in Theology. Mr. Holms and his wife Mari Holms are the managing members of Holms Energy, LLC.

David Deffinbaugh – 54, Chief Financial Officer and Director. Mr. Deffinbaugh graduated from the University of Montana in 1982 with a Bachelor of Science degree in Business Administration, Accounting. After graduation, he worked in the family business until 1990. From 1990 to March 1992, he worked for the Montana Corporation where he assisted in the preparation of SEC financial reports along with regulatory reporting for an insurance subsidiary. From March 1992 through August 1996, he worked for Crop Growers Corporation where he was involved in various accounting functions as the company went from a private company through an IPO to a public company. From September 1996 through the present, he has maintained an accounting and financial services practice providing services to individuals and businesses in Montana and other states On May 14, 2011, Mr. Deffinbaugh was appointed as the Company's Chief Financial Officer.

Karen S. Midtlyng – 55, Secretary and Director. Ms. Midtlyng has an associate degree from the University of Montana, Helena College of Technology. From 1978 to 2005, she was employed by U.S. Geological Survey (U.S.G.S.), Water Science Center, Helena, MT. During her 27 years with the U.S.G.S. she was responsible for start to finish production of several U.S.G.S. scientific reports, fact sheets and electronic documents and co-authored several U.S.G.S. publications. From 2005 to present, she has been engaged as an independent consultant in providing services for small business in the Helena area where she assists in the establishing and implementation of business processes.

Herman R. Landeis – 81, Director. Mr. Landeis was  the Western Region Tax Manager for Marathon Oil Corporation, based out of Casper, Wyoming, from 1972 until  he retired in 1992. Previously, Mr. Landeis worked as a professional Draftsman for Marathon Oil Corporation from 1955 until 1972, except for a two year leave of absence to serve in the Military (Army), where he was honorably discharged. As a Tax Manager for Marathon Oil Corporation, he was responsible for and managed a variety of financial matters related to property tax negotiations, valuation of company owned assets and property, and conducting various financial analysis on operations in the Western United States. These properties included the Interstate Pipeline running from Montana to Missouri, properties in Alaska, five off-shore platforms and numerous operating oil and gas properties in the Western United States. Since his retirement in 1992, he has acted as a consultant to the oil and gas industry related to special projects involving tax matters, appraisals and valuation of property. Mr. Landeis received a Certified License as a Professional Appraiser from the University of Nebraska in 1972.

Bill M. Baber – 62, Director. Mr. Baber has 37 years of experience in the field of drilling, completing, operating and maintenance of oil and gas wells. In addition, Mr. Baber also provides sources and arranges for the maintenance of oil/gas rigs and other heavy machinery used in drilling operations. Mr. Baber regularly consults with clients on drilling operations and regulatory requirements. For the past 15 years, Mr. Baber has conducted his business through his entity, Bill M. Baber Oil Field Equipment.

W. Edward Nichols – 71, Director. Mr. Nichols has owned and operated gas processing plants in Kansas and Wyoming, and also co-owned and operated oil drilling, production and gas gathering companies in Kansas. Mr. Nichols has served as a Director and member of the Executive Committee of several public companies, including General Environmental Corporation, Gulfstar Energy Corporation and EnviroMart.com. He is currently chairman of the Board of Directors of Three Forks, Inc. and previously served in a similar capacity at Gulfstar Energy Corporation. He also serves as a consultant and in-house counsel for Travelpayer Systems Limited, a financial transaction processing and settlement company in the United Kingdom. In addition, Mr. Nichols is an attorney with Nichols & Nichols in Denver, Colorado and is authorized to practice in the states of Colorado and Kansas, the United States Federal Courts, and Supreme Court of the United States. He is also Managing Director of Nichols & Company LLC, a management consulting firm. Previously, Mr. Nichols was Senior Partner in Nichols and Wolfe, a national municipal bond law firm. He was instrumental in structuring and providing Approving Legal Opinions for several hundred million dollars of General Obligation Bonds, Tax Anticipation Notes and Revenue Bonds. He has since worked as a consultant with public and private companies in the U.S., Europe and the Far East and has extensive international relationships with investment banking firms, accounting and brokerage firms.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s outstanding common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of Forms 3, 4 and 5 furnished to us and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than 10% beneficial owners have complied in a timely manner with all applicable filing requirements for the fiscal year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us for the fiscal years ended December 31, 2013 and 2012, to our Chief Executive Officer. Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal years 2013 or 2012.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
Val M. Holms Pres, CEO, & Dir.	2013	180,000	—	—	—	—	—	—	180,000

Val M. Holms Pres, CEO, & Dir.	2012	180,000	—	—	—	—	—	—	180,000

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

Outstanding Equity Awards at Fiscal Year End

There have been no options awards or equity awards given to any executive officers of BRI since inception on June 6, 2008, through the fiscal year ended December 31, 2013.

Compensation of Directors

The tables below show compensation for our non-employee directors for services as a director of the Company for the 2013 fiscal year. Compensation, as reflected in the tables which follow, is presented on the basis of rules of the Securities and Exchange Commission and does not, in the case of certain stock-based awards or accruals, necessarily represent the amount of compensation realized or which may be realized in the future.

Name(a)	Stock Awards ($)(b)		Total ($)
W. Edward Nichols	$$62,500	(b)	$$62,500
William Baber	$$62,500	(b)	$$62,500

(a) Our directors receive no fees or cash compensation for their services. Directors are, however, reimbursed for their actual out-of-pocket expenses associated with attending meetings and carrying out their obligations as directors.

(b) W. Edward Nichols and William Baber were granted 250,000 options each in 2012. One-third of the options vested immediately with the remaining options vesting quarterly over a two year period. The grant date fair value of each award was determined to be $200,274.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information about the beneficial ownership of our common stock on April 14, 2014, held by our directors and executive officers and by those persons known to beneficially own more than 5% of our capital stock. The percentage of beneficial ownership for the following table is based on 56,735,350 shares of common stock outstanding as of April 14, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2013 and 2012, are set forth in the table below:

Fee Category	Year ended December 31, 2013	Year ended December 31, 2012
Audit fees (1)	$51,556	$55,950
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$51,556	$55,950

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

(b)

(3)

Exhibits specified by Item 601 of Regulation S-K.

EXHIBIT INDEX

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Bylaws		S-1	3.2	02-26-09
4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.2	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.3	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.4	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.5	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.6	Employment Agreement by and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012		10-K	10.10	04-16-12
10.7	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated effective as of March 12, 2013		8-K	10.1	03-18-13
10.8	Employment Agreement by and between Bakken Resources, Inc. and Karen S. Midtlyng, dated effective as of March 12, 2013		8-K	10.2	03-18-13
10.9	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	02-09-11
10.10	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	03-24-11
10.11	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11
10.12	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11
10.13	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable		10-K	10.14	04-15-11

	Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009
10.14	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003		10-K	10.15	04-15-11
10.15	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004		10-K	10.16	04-15-11
10.16	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.17	04-15-11
10.17	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008		10-K	10.18	04-15-11
10.18	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.19	04-15-11
10.19	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005		10-K	10.20	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003		10-K	10.21	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004		10-K	10.22	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.23	04-15-11
10.23	Form of Convertible Bridge Loan Agreement 2011		8-K	10.1	05-25-11
10.24	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011		8-K	10.1	09-27-11

10.25*	Purchase and Sale Agreement dated February 4, 2014		8-K	10.1	02-10-14
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

* Exhibit 10.25 is subject to SEC’s confidential treatment order dated March 24, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Helena, MT on this 15th day of April, 2014.

BAKKEN RESOURCES, INC.

Date: April 15, 2014	By:	/s/ Val M. Holms
Val M. Holms President, CEO, and Director (principal executive officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 15th day of April, 2014.

Date: April 15, 2014	By:	/s/ Val M. Holms
Val M. Holms President, CEO, and Director
(principal executive officer)

Date: April 15, 2014	By:	/s/ David Deffinbaugh
David Deffinbaugh Chief Financial Officer and Director
(principal financial and accounting officer)

Date: April 15, 2014	By:	/s/ Karen Midtlyng
Karen Midtlyng
Secretary and Director

Date: April 15, 2014	By:	/s/ Bill M. Baber
Bill M. Baber
Director

Date: April 15, 2014	By:	/s/ W. Edward Nichols
Edward W. Nichols
Director

Date: April 15, 2014	By:	/s/ Herman R. Landeis
Herman R. Landeis
Director