Form 10-Q
period 2014-03-31
BAKKEN RESOURCES INC
filed 2014-05-20
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Yes [  ]    No [X]

The number of shares of issuer’s outstanding common stock as of May 20, 2014 was 56,735,350.

BAKKEN RESOURCES, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.

  FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash	$ 3,116,608	$ 1,523,601
Cash held in reserve for property acquisition	6,000,000	—
Accounts receivable	477,683	1,938,457
Receivable from sale of proved mineral rights	787,125	—
Prepaids	112,943	20,952
Total Current Assets	10,494,359	3,483,010

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $24,376 and $22,376	13,272	15,272
PROVED MINERAL RIGHTS AND LEASES, net of accumulated
depletion of $0 and $845,227	—	689,773
PROVED OIL AND GAS PROPERTIES, using successful efforts
accounting, net of accumulated depletion of $0	68,000	68,000
UNPROVED MINERAL RIGHTS AND LEASES	250,000	250,000
Total Assets	$ 10,825,631	$ 4,506,055

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 46,192	$ 42,564
Payroll liabilities	1,300	—
Royalty payable to related party	264,428	614,149
Related party payable	161,265	—
Income tax payable	448,189	513,747
Deferred tax liability	2,100,000	—
Total Current Liabilities	3,021,374	1,170,460

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized,
56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital, net of offering costs	3,510,759	3,496,296
Retained earnings (accumulated deficit)	4,236,763	(217,436)
Total Stockholders' Equity	7,804,257	3,335,595
Total Liabilities and Stockholders' Equity	$ 10,825,631	$ 4,506,055

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

REVENUES	$ 337,252	$ 519,912

OPERATING (INCOME) EXPENSES:
Depreciation and depletion	16,507	103,851
Payroll	85,267	85,813
Professional fees	504,038	183,538
General and administrative expenses	29,201	27,751
Gain on sale of proved mineral rights	(7,195,982)	—
Total Operating (Income) Expenses	(6,560,969)	400,953

INCOME FROM OPERATIONS	6,898,221	118,959

OTHER INCOME (EXPENSES):
Interest income	420	216
Interest expense	—	(6,356)
Total other income (expenses)	420	(6,140)

NET INCOME BEFORE TAXES	6,898,641	112,819

Income tax expense	(2,444,442)	—

NET INCOME	$ 4,454,199	$ 112,819

NET INCOME PER COMMON SHARE
— BASIC AND DILUTED:	$ 0.08	$ 0.00

Weighted average common shares outstanding:
— basic	56,735,350	56,927,169
— diluted	56,735,350	57,017,487

 See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2014

				(Accumulated
			Additional	Deficit)	Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances - December 31, 2013	56,735,350	$ 56,735	$ 3,496,296	$ (217,436)	$ 3,335,595
Options expense	—	—	14,463	—	14,463
Net income	—	—	—	4,454,199	4,454,199
Balances – March 31, 2014	56,735,350	$ 56,735	$ 3,510,759	$ 4,236,763	$ 7,804,257

 See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,454,199	$112,819
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on sale of proved mineral rights	(7,195,982)
Depreciation and depletion expense	16,507	103,851
Options expense	14,463	45,370
Deferred tax liability	2,100,000	—
Changes in operating assets and liabilities:
Accounts receivable	1,460,774	(25,428)
Prepaids	(91,991)	2,772
Accounts payable	3,628	(53,748)
Accounts payable - related party	(188,456)	49,236
Accrued liabilities	1,300	(4,010)
Income tax liability	(65,558)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	508,884	230,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of proved mineral rights	7,084,123	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,084,123	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt	—	(167,118)
NET CASH USED IN FINANCING ACTIVITIES	—	(167,118)

NET CHANGE IN CASH	7,593,007	63,744
Cash at beginning of period	1,523,601	693,320
Cash at end of period	$9,116,608	$757,064

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$12,187
Taxes paid	410,000	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Receivable from sale of proved mineral rights	$787,125	—

 See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

Oil and Gas Properties

The Company owns royalty interests and one working interest. The Company capitalizes asset acquisition costs. Unproved oil and gas properties are periodically assessed to determine whether they have been impaired, and any impairment in value is charged to expense. The costs of properties, which are determined to be productive, are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis.

During the three months ended March 31, 2014, the Company recognized no impairment of its oil and gas properties.

NOTE 2 – RELATED PARTY TRANSACTIONS

Royalty Payable  to Related Party

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy, which is owned by an officer of the Company, a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of March 31, 2014 and December 31, 2013, the royalty payable was $264,428 and $614,149, respectively.

Related Party Payable

The Company collects royalty payments for certain wells on behalf of Holms Energy Development Corporation, which is owned by an officer of the Company. The Company does not generate any revenue associated with these royalty payments and the cash payments are remitted directly to Holms Energy Development Corporation by the Company. As of March 31, 2014, the Company had a payable of $161,265 associated with these royalty payments collected by the Company during the three months ended March 31, 2014.

NOTE 3 – SALE OF PROVED MINERAL RIGHTS

On February 4, 2014, the Company sold a portion of its producing proved mineral rights for an aggregate cash sales price of $7,871,248 and a 2% retained royalty on proceeds derived from such sold mineral assets. The net book value of the asset on the date of the sale was $675,266 resulting in a gain on the sale of prover mineral rights of $7,195,982 for the three months ended March 31, 2014.

The property sold consists of the 767 net mineral acres acquired by the Company as part of the acquisition of the “Greenfield mineral interests” in 2010. During the year ended December 31, 2013, 36% of total revenue was generated from the property that was sold.

Upon the sale, the Company received cash proceeds of $7,084,123. $787,125 of the cash purchase price was placed in escrow for a period of 90 days (subject to certain adjustments) pending title review and confirmation. This escrowed balance is presented as a receivable from sale of proved mineral rights in the consolidated balance sheet as of March 31, 2014. During the three months ended March 31, 2014, the Company placed $6,000,000 of the cash proceeds received in reserve with a third party for the future acquisition of oil and gas properties. The $6,000,000 placed in reserve is not restricted in any way and the Company may access the funds at any time.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2014, aggregate options expense of $14,463 was recognized related to common stock options granted during 2012.  As of March 31, 2014, the options granted in March 2012 have been fully expensed.

NOTE 5 – INCOME TAXES

During the three months ended March 31, 2014, aggregate income tax expense totaled $2,444,442 consisting of $344,442 of current income taxes payable and $2,100,000 related to a deferred tax liability estimated at the expected federal income tax rate of 35%. During the three months ended March 31, 2014, the Company made income tax payments of $410,000 and the current income tax payable as of March 31, 2014 was $448,189.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified in the 2013 Annual Report in the section entitled “Risk Factors.”

Overview

BRI is an oil and gas exploration company, with properties located mostly in the Bakken. As of March 31, 2014, the Company owns 33.3333% of the mineral rights to approximately 7,605 gross acres of land located about 8 miles southeast of Williston, North Dakota.   Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of 12.5% from the oil and gas produced on such lands. We have no working interest rights to influence the activities conducted by the Lessees of our mineral rights. In the event the operators fail to meet their drilling commitment, the Company has only three options: 1) it can agree to grant an extension; 2) it can renegotiate the terms of the existing leases; or 3) it can legally terminate the leases. We will focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities initially in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.

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

In May and June 2011, we entered into a series of convertible debt agreements with certain investors in an aggregate amount of $300,000. Such notes bore an annual interest rate of 6% and were to be converted into shares of common stock of the Company upon the closing of a qualified equity financing round prior to December 31, 2011. Conversion would have been at a 25% discount to the price per share of the qualified financing round. Interest on the Notes would not be deemed payable in the event of an equity conversion pursuant to a qualified financing round. The Company issued the notes pursuant to the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.  In January 2012, holders of $155,000 of such notes elected to convert at a price of $0.375 per share. Also in January 2012, holders of $95,000 of notes elected to extend such notes until June 30, 2012.

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

Results of Operations

Comparison of the Three Months Ended March 30, 2014 and March 31, 2013

Revenue.  We generated revenue for the three months ended March 31, 2014 of $337,252 compared to revenue of $519,912 for the three months ended March 31, 2013. Since the beginning of 2011, we have received royalty checks totaling $8,237,937 through March 31, 2014 from wells operated by Continental Resources, Brigham Oil and Oasis Petroleum.  Typically, royalty checks from oil well operators can be delivered anytime between 60 to 150 days following the month of initial production. Following oil well production, the oil well operator will usually seek a division order title opinion from any attorney which would describe the ownership of the production. Following issuance of this opinion, the oil well operator will generally issue division orders which would set forth payments to the royalty holders. North Dakota law requires payment of 18% annual interest if royalty payments are not made within 150 days after oil produced by the well is marketed. For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org.

Operating Expenses.  General and administrative expenses were $29,201 for the three months ended March 31, 2014 compared to $27,751 for the same period in 2013, an increase of $1,450. Professional fees were $504,038 for the three months ended March 31, 2014 compared to $183,538 for the same period in 2013, an increase of $320,500. During the three months ended March 31, 2014, we generated a gain on the sale of proved mineral rights of $7,195,982 compared to zero during the same period in 2013.

Our material financial obligations include our salaries paid to our three current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of March 31, 2014, the Company had cash of $9,116,608 of which $6,000,000 is reserved for a future acquisition of oil and gas properties. Our recent rate of use of cash in operations over the last three months has been approximately $206,169 per month. This consists mainly of salaries, office rent and professional fees and is consistent with general operating cash used in prior quarters.  Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the royalties received through sales of our oil reserves in our existing properties. No assurances, however, can be given that such royalties will continue to be received. As of March 31, 2014, the royalty revenues received have been sufficient to provide liquidity during the previous twelve months. If the Company does not generate sufficient revenues it will continue to finance operations through equity and/or debt financings.

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

We have collected approximately $8,237,937 in royalty payments from August 2011 to March 31, 2014 from production on 45 wells. We have information that an additional nine (9) wells are either in production or are in confidential status. Although we believe that our income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, there can be no assurance that we will be successful in addressing operational risks as previously identified under the "Risk Factors" section, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of March 31, 2014 because certain elements of an effective control environment were not present as of March 31, 2014, including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee and our full board has not been adequately performing those functions. There exists a significant overlap between management and our board of directors, with three of our six directors being members of management.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of March 31, 2014. We have hired a Chief Financial Officer and have developed policies relating to our internal controls and procedures to help address any material weaknesses.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC (the “Allan Holms Case”). Allan Holms is the half-brother of BRI’s CEO, Val Holms. The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleged breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. Defendant Jay Edington settled with the Plaintiffs prior to going to trial. The Allan Holms Case was heard in trial in November 2013.

The Washington court issued three separate findings of fact and conclusions of law in the Allan Holms Case (each, a “Finding”).  These Findings were issued on December 2, 2013, February 4, 2014 and May 16, 2014. Neither Allan Holms nor Roil Energy, LLC were awarded any damages for their respective claims against the Defendants. However, the Washington court did award Allan Holms attorney fees and expenses in the amount of $412,933.08 pursuant to the court’s interpretation of a Nevada derivative action statute.

Collectively, the Findings contained the following determinations by the Washington court: (a) Plaintiff Roil Energy’s cause of action against defendant Toll Reserve Consortium, Inc. for breach of contract was dismissed; (b) Plaintiff Allan Holms’ causes of action against Val and Mari Holms, Holms Energy, LLC and Bakken Resources, Inc. for constructive trust and unjust enrichment were dismissed; Plaintiff Allan Holms causes of action against defendants Val and Mari Holms, Holms Energy, LLC and Bakken Resources for breach of contract and breach of covenant of good faith and fair dealing were dismissed; (d) Plaintiffs’ causes of action for declaratory judgment declaring that neither Holms Energy, LLC nor Bakken Resources, Inc. are bona-fide purchasers for value of the mineral interests in question were rejected; (e) Plaintiffs’ action for declaratory action declaring that defendant Toll Reserve Consortium, Inc. executed and delivered to Plaintiff Roil Energy, LLC for valuable consideration a deed for the mineral interest in question were rejected; (f) Plaintiff Roil Energy, LLC was awarded judgment against Defendants Val and Mari Holms, Holms Energy, LLC and Bakken Resources, Inc., for fraud, breach of fiduciary duties and civil conspiracy to commit such torts against Roil Energy in the amount of $0; (g) Plaintiff Allan Holms was awarded judgment against Defendants Val and Mari Holms, Holms Energy, LLC and Bakken Resources, Inc. for fraud, breach of fiduciary duties, oppression of minority interest and civil conspiracy to commit such torts in the amount of $0; (h) Plaintiffs were granted declaratory judgment declaring that the attempted dissolution of Roil Energy, LLC by Val Holms and Jay Edington was unlawful under Nevada law and an integral part of the conspiracy to defraud Roil Energy, LLC, and Plaintiff Allan Holms was granted declaratory relief and judgment declaring that Allan Holms has proven his claims of fraud, breach of fiduciary duty, oppression of minority interest and civil conspiracy, and that Roil Energy, LLC has proven its claims of fraud, breach of fiduciary duties and civil conspiracy, thus rendering its derivative action successful, in part.

On or around July 18, 2013, BRI received notice of a complaint filed in McKenzie County, ND (Roil Energy v. Toll Reserve Consortium (ND Dist. Ct., Case No. 27-2013-CV-00124)) (the “ND Case”). The plaintiffs in the ND Case are the same as in the Allan Holms Case described above. The claims in the ND Case arise from the same facts alleged by the plaintiffs in the Washington case. The plaintiffs in the ND Case seek to, among other things, quiet title in mineral assets the plaintiffs claim were intended to be conveyed to Roil Energy. As with the Washington case, BRI disputes these allegations in their entirety and intends to vigorously defend against such claims.

On June 6, 2012, the Company filed a Temporary Restraining Order (the “TRO Case”) and Verified Complaint for Injunctive Relief against McKinley Romero, Peter Swan Investment Consulting Ltd and IWJ Consulting Group, LLC (collectively, the “IWJ Defendants”), in connection with the IWJ Defendants’ request to the transfer agent to remove restrictive legends from an aggregate of 4.7 million shares, which the Company believes were improperly obtained by the IWJ Defendants. The Company obtained a temporary restraining order from the Second Judicial District Court of the State of Nevada, County of Washoe on June 6, 2012 enjoining the IWJ Defendants from seeking removal of the restrictive legends. On a scheduled hearing on June 26, 2012 the judge in this matter ruled in favor of the Company’s motion for a preliminary injunction.  The order granting such preliminary injunction was issued from this court on August 14, 2012. This matter is pending the Company’s motion for final judgment in favor of the Company.

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

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.

MINE SAFETY DISCLOSURES

Not applicable.

Item 5.

OTHER INFORMATION

On May 13, 2014 the Company received $763,294.35 of the $787,125 held in escrow pending completion of title review and confirmation (see Note 3), with an agreed adjustment amount of $23,830.65 released to buyer.

Item 6.

EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Bylaws		S-1	3.2	02-26-09
4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Assignment of Interest Agreement between Bakken Resources, Inc. (formerly Multisys Language Solutions, Inc.) and Peter Schmid dated June 11, 2008		S-1	10.2	02-26-09
10.2	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.3	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.4	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.5	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.6	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.7	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated February 1, 2011		8-K	10.1	02-07-11
10.8	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated February 1, 2011		8-K	10.2	02-07-11
10.9	Employment Agreement by and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012		10-K	10.10	04-16-12
10.10	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated effective as of March 12, 2013		8-K	10.1	03-18-13
10.11	Employment Agreement by and between Bakken Resources, Inc. and Karen S. Midtlyng, dated effective as of March 12, 2013		8-K	10.2	03-18-13
10.12	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	02-09-11
10.13	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	03-24-11
10.14	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11
10.15	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11
10.16	Amendment to Oil and Gas Lease by and between The		10-K	10.14	04-15-11

	Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009
10.17	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003	10-K	10.15	04-15-11
10.18	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004	10-K	10.16	04-15-11
10.19	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008	10-K	10.17	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008	10-K	10.18	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.19	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005	10-K	10.20	04-15-11
10.23	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003	10-K	10.21	04-15-11
10.24	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004	10-K	10.22	04-15-11
10.25	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.23	04-15-11
10.26	Form of Convertible Bridge Loan Agreement 2011	8-K	10.1	05-25-11
10.27	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011	8-K	10.1	09-27-11
10.28	Indemnification Agreement with Oasis Petroleum, Inc. dated January 23, 2014.	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 20, 2014	BAKKEN RESOURCES, INC. /s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)
/s/ David Deffinbaugh David Deffinbaugh CFO, Treasurer, and Director (Principal financial and accounting officer)