Form 10-Q
period 2014-06-30
BAKKEN RESOURCES INC
filed 2014-08-19
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

(406) 442-9444

(Registrant’s telephone number, including area code

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

Yes [  ] No [X]

The number of shares of issuer’s outstanding common stock as of August 19, 2014 was 56,735,350.

BAKKEN RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash	$8,880,288	$1,523,601
Accounts receivable	585,859	1,938,457
Receivable from sale of proved mineral rights	128,979	-
Prepaids	32,365	20,952
Total Current Assets	9,627,491	3,483,010

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $24,376 and $22,376	12,477	15,272
PROVED MINERAL RIGHTS AND LEASES, net of accumulated
depletion of $0 and $845,227	-	689,773
PROVED OIL AND GAS PROPERTIES, using successful efforts
accounting, net of accumulated depletion of $0	68,000	68,000
UNPROVED MINERAL RIGHTS AND LEASES	250,000	250,000

Total Assets	$9,957,968	$4,506,055

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$127	$42,564
Payroll liabilities	353	-
Royalty payable to related party	195,236	614,149
Related party payable	-	-
Income tax payable	447,577	513,747
Deferred tax liability	2,100,000	-
Gillis Settlement Reserve	200,000	-
Total Current Liabilities	2,943,293	1,170,460

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital, net of offering costs	3,510,759	3,496,296
Retained earnings (accumulated deficit)	3,447,181	(217,436)
Total Stockholders' Equity	7,014,675	3,335,595

Total Liabilities and Stockholders' Equity	$9,957,968	$4,506,055

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES	$423,113	$909,309	$760,365	$1,429,221

OPERATING EXPRENSES:
Depreciation and depletion	2,033	109,878	18,540	213,729
Payroll	80,074	83,698	165,341	169,511
Professional fees	425,636	254,023	929,674	437,561
Loss on impairment of asset	-	-	-	-
General and administrative expenses	19,146	24,359	48,347	52,110
Total Operating Expenses	526,889	471,958	1,161,902	872,911

LOSS FROM OPERATIONS	(103,776)	437,351	(401,537)	556,310

OTHER INCOME (EXPENSES):
Interest income	510	180	930	396
Other income	-	-	-	-
Gain/Loss on Sale of Minerals	(23,831)		7,172,151	-
Lawsuit Settlement Expense	(662,485)	-	(662,485)	-
Interest expense	-	(12,932)	-	(19,288)
Income tax expense			(2,444,442)
Total other income (expenses)	(685,806)	(12,752)	4,066,154	(18,892)

NET INCOME (LOSS)	$(789,582)	$424,599	$3,664,617	$537,418

NET INCOME (LOSS) PER COMMON SHARE
- BASIC	$(0.01)	$0.01	$0.06	$0.01
NET INCOME (LOSS) PER COMMON SHARE
- DILUTED	$(0.01)	$0.01	$0.06	$0.01

Weighted average common shares outstanding
- basic	56,735,350	56,735,350	56,735,350	56,735,350
Weighted average common shares outstanding
- diluted	56,808,229	56,808,229	56,817,563	56,817,563

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
				(Accumulated
			Additional	Deficit)	Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances - December 31, 2013	56,735,350	$56,735	$3,496,296	$(217,436)	$3,335,595

Options expense	-	-	14,463	-	14,463

Net income	-	-	-	4,327,103	4,327,103

Balances – June 30, 2014	56,735,350	$56,735	$3,510,759	$4,109,667	$7,677,161

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,664,617	$537,418
Adjustments to reconcile net income to net cash
provided by operating activities
Gain on sale of proved mineral rights	(7,172,151)
Depreciation and depletion expense	18,540	213,729
Options expense	14,463	62,030
Deferred tax liability	2,100,000	-
Changes in operating assets and liabilities:
Accounts receivable	1,223,619	(523,588)
Prepaids	(11,413)	(9,775)
Accounts payable	(42,437)	(12,439)
Accounts payable - related party	(418,913)	138,837
Accrued liabilities	200,353	(2,247)
Income tax liability	(66,170)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(489,492)	403,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of proved mineral rights	7,847,417	-
Cash Payments to Acquire Property, Plant, & Equipment	(1,238)
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,846,179	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt	-	(567,118)
NET CASH USED IN FINANCING ACTIVITIES	-	(567,118)

NET CHANGE IN CASH	7,356,687	(163,153)
Cash at beginning of period	1,523,601	693,320
Cash at end of period	$8,880,288	$530,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$21,941
Taxes paid	-	-

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

During the six months ended June 30, 2014, the Company recognized no impairment of its oil and gas properties.

NOTE 2 – RELATED PARTY TRANSACTIONS

Royalty Payable to Related Party

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy, which is owned by an officer of the Company, a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of June 30, 2014 and December 31, 2013, the royalty payable was $195,236 and $614,149, respectively.

Related Party Payable

The Company collects from time to time royalty payments for certain wells on behalf of Holms Energy Development Corporation, which controlled by Company’s CEO. The Company does not generate any revenue associated with these royalty payments and the cash payments are remitted directly to Holms Energy Development Corporation by the Company. As of June 30, 2014, the Company had paid the related party payable to $0.

NOTE 3 – SALE OF PROVED MINERAL RIGHTS

On February 4, 2014, the Company sold a portion of its producing proved mineral rights for an aggregate cash sales price of $7,871,248 and a 2% retained royalty on proceeds derived from such sold mineral assets. The net book value of the asset on the date of the sale was $675,266 resulting in a gain on the sale of proven mineral rights of $7,172,151 for the six months ended June 30, 2014. Ten percent (10%) of the total cash purchase price was escrowed with a third-party financial institution for approximately 90 days following the closing of this transaction.

The property sold consists of the 767+/- net mineral acres acquired by the Company as part of the Company’s acquisition of the former “Greenfield mineral interests” in 2010. The Greenfield mineral interests derive from substantially the same gross mineral acreage as those originally contributed to the Company in 2010. During the year ended December 31, 2013, 36% of total revenue was generated from the property that was sold.

Upon the sale, the Company received cash proceeds of $7,084,123. Following a minor adjustment to the total amount of sold acreage, $763,294  of the cash purchase price released from escrow in May 2014. During the three months ended June 30, 2014, the Company placed $6,000,000 of the cash proceeds received in reserve with a third party for the future acquisition of oil and gas properties. The

$6,000,000 placed in reserve is not restricted in any way and the Company may access the funds at any time.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2014, aggregate options expense of $14,463 related to common stock options granted during 2012. As of June 30, 2014, the options granted in March 2012 have been fully expensed.

NOTE 5 – INCOME TAXES

During the six months ended June 30, 2014, aggregate income tax expense totaled $2,444,442. During the three months ending June 30, 2014 the Company made no income tax payments and the current income tax payable as of June 30, 2014 was $447,577.

NOTE 6 – SUBSEQUENT EVENT

On July 9, 2014, Bakken Resources, Inc. (the “Company”) entered into an Oil and Gas Lease (the “Minerals Lease”) with Big Willow Properties, LLLP (“Big Willow”).  The Minerals Lease primarily relates to the Company’s leasing of approximately 9,300 net mineral acres located in the Counties of Payette, Ada and Canyon in the State of Idaho (the “Property”).  Per acre leasing terms are not disclosed.  Big Willow will receive royalties (amounts undisclosed) from the gross proceeds received in connection with the production of any oil, gas, liquid or gaseous hydrocarbons produced from the Property.  Big Willow also retains the right to participate as a working interest partner up to 15% in each drilled well, subject to the terms of the Minerals Lease.  The term of the Minerals Lease is for two (2) years which may be extended based on continuous drilling.

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

Overview

BRI is an oil and gas exploration company, with properties located mostly in the Bakken. As of June 30, 2014, the Company owns 33.3333% of the mineral rights to approximately 7,605 gross acres of land located about 8 miles southeast of Williston, North Dakota. Our current operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of 12.5% from the oil and gas produced on such lands. We have no working interest rights to influence the activities conducted by the Lessees of our mineral rights. In the event the operators fail to meet their drilling commitment, the Company generally has only three options: 1) it can agree to grant an extension; 2) it can renegotiate the terms of the existing leases; or 3) it can legally terminate the leases. We will focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities initially in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash. We also intend to further explore potential oil or gas producing opportunities in other areas in the Western United States.

From inception to date, the Company has raised approximately $2,575,000 from the sale of its equity securities. The sale price for such equity raises ranges from $0.25 per share to $0.50 per share.

In May and June 2011, we entered into a series of convertible debt agreements with certain investors in an aggregate amount of $300,000. Such notes bore an annual interest rate of 6% and were to be converted into shares of common stock of the Company upon the closing of a qualified equity financing round prior to December 31, 2011. Conversion, would have been at a 25% discount to the price per share of the qualified financing round. Interest on the Notes would not be deemed payable in the event of an equity conversion pursuant to a qualified financing round. The Company issued the notes pursuant to the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. In January 2012, holders of $155,000 of such notes elected to convert at a price of $0.375 per share. Also in January 2012, holders of $95,000 of notes elected to extend such notes until June 30, 2012.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and June 30, 2013

Revenue. We generated revenue for the three months ended June 30, 2014 of $423,113 compared to revenue of $909,309 for the three months ended June 30, 2013. The sharp reduction relative to 2013 reflects the sale of the Greenfield assets and declining well production from the majority of the company’s wells. The increase relative to the first quarter 2014 reflects more production days in the second quarter than in the first quarter and lower production deductions to derive net revenue. We generated revenue for the six months ended June 30, 2014 of $760,365 compared to revenue of $1,429,221 for the six months ended June 30, 2012.

Since the beginning of 2011, we have received royalty checks totaling $8,858,119  through June 30, 2014 from wells operated by Continental Resources, Brigham Oil and Oasis Petroleum. Typically, royalty checks from oil well operators can be delivered anytime between 60 to 150 days following the month of initial production. Following oil well production, the oil well operator will usually seek a division order title opinion from any attorney which would describe the ownership of the production. Following issuance of this opinion, the oil well operator will generally issue division orders which would set forth payments to the royalty holders. North Dakota law requires payment of 18% annual interest if royalty payments are not made within 150 days after oil or gas produced by the well is marketed. For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org. To date, the Company has not received any payments of interest for royalty payments that have not been made within 150 days of oil or gas production.

Operating Expenses. General and administrative expenses were $19,145 for the three months ended June 30, 2014 compared to $24,359 for the same period in 2013. Professional fees were $425,636 for the three months ended June 30, 2014 compared to $254,023 for the same period in 2013. The sharp increase in professional fees reflects a one-time finder’s fee attributable paid in the first quarter 2014 for the sale of mineral assets ($300,000) and legal defense costs attributed to lawsuits the company is currently engaged in. General and administrative expenses were $48,346 for the six months ended June 30, 2014 and $52,110 for the six months ended June 30, 2013, reflecting higher insurance costs and travel costs.

We recognize a $200,000 settlement expense pertaining to the Gillis v. Bakken Resources, Inc. case and have established a $200,000 reserve as a current liability. A Memorandum of Understanding has been executed with the plaintiffs. The settlement is pending court approval and once approved the settlement will be paid. Additionally, we have posted $462,000 for a bond plus interest in order to file an appeal in the Allan Holms Case.

Our material financial obligations include our salaries paid to our three current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash of $8,880,288 compared to $9,116,608 as of March 31, 2014, of which $6,000,000 is reserved for a future acquisition of oil and gas properties. We expect that approximately $2,100,000 will be paid by the Company for income taxes owed as a result of the sale of the Greenfield mineral interests. The company has reserved $200,000 to settle the Gillis v. Bakken Resources, Inc. lawsuit. The plantiffs have executed a memorandum of understanding. Final court approval is pending.

Our recent rate of use of cash in operations over the last three months has been approximately $174,517 per month compared to $206,169 per month during the three months ended March 31, 2014. The first quarter figures include the one-time finder’s fee ($300,000) attributable to the Greenfield mineral assets sale, thus resulting in a significantly higher use of cash during that quarter. Similarly, the second quarter includes $206,716 more legal fees than the first quarter, thus increasing second quarter operating costs. Operating costs consist mainly of salaries, office rent and professional fees and is consistent with general operating cash used in prior quarters. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the royalties received through sales of our oil reserves in our existing properties. No assurances, however, can be given that such royalties will continue to be received. As of June 30, 2014, the royalty revenues received have been sufficient to provide liquidity during the previous twelve months. If the Company does not generate sufficient revenues it will continue to finance operations through equity and/or debt financings.

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

Our proposed operations may require additional capital from outside sources. However, we may not be successful in obtaining cash from new or existing agreements, or in receiving royalty payments under our existing leases. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our business development activities. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Satisfaction of our cash obligations for the next 12 months

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing and JV drilling partnerships. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations. However, due to our low base overhead, we are not dependent on new capital if we do not wish to develop our drilling programs and/or buy up working interests in potential wells during the next 12 months.

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

We have collected approximately $8,858,119 in royalty payments from August 2011 to June 30, 2014 from production on 51 wells. We have information that an additional nine (9) wells are either in production or are in confidential status. Although we believe that our income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, there can be no assurance that we will be successful in addressing operational risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of June 30, 2014 because certain elements of an effective control environment were not present as of June 30, 2014, including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee and our full board has not been adequately performing those functions.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of June 30, 2014. Following the resignation of our prior Chief Financial Officer and our new Chief Financial Officer is expected to develop expanded policies relating to our internal controls and procedures to help address existing material weaknesses.

We intend to take the following steps as soon as practicable to remediate the material weaknesses we identified as follows:

▪	We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions.

▪	We will appoint additional outside directors, particularly those who may have experience with regard to financial reporting, financial reporting processes and procedures and internal control procedures.

▪	To the extent we can attract outside directors, we plan to form an audit committee to review and assist the board with its oversight responsibilities and appoint a financial expert to be the chairperson of such audit committee.

▪	We will hire independent consultants when necessary to advise the Company and our Board on special financial matters as the need arises.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II – OTHER INFORMATON

Item 1.  LEGAL PROCEEDINGS

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC (the "Allan Holms Case"). Allan Holms is the half-brother of BRI's CEO, Val Holms. The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleged breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. Defendant Jay Edington settled with the Plaintiffs prior to going to trial. The Allan Holms Case was heard in trial in November 2013. The Washington court issued three separate findings of fact and conclusions of law in the Allan Holms Case (each, a "Finding"). These Findings were issued on December 2, 2013, February 4, 2014 and May 16, 2014. Such Findings were summarized in the Company's Quarterly Report on Form 10-Q filed on May 20, 2014. Neither Allan Holms nor Roil Energy, LLC were awarded any damages for their respective claims against the Defendants. However, the Washington court did award Allan Holms attorney fees and expenses in the amount of $412,933.08 pursuant to the court's interpretation of a Nevada derivative action statute. Allan Holms and Roil Energy, LLC have filed an appeal in this case and the Defendants (not including Jay Edington) have filed a cross appeal.

On or around July 18, 2013, BRI received notice of a complaint filed in McKenzie County, ND (Roil Energy v. Toll Reserve Consortium (ND Dist. Ct., Case No. 27-2013-CV-00124)) (the "ND Case"). The plaintiffs in the ND Case are the same as in the Allan Holms Case described above. The claims in the ND Case arise from the same facts alleged by the plaintiffs in the Washington case. The plaintiffs in the ND Case seek to, among other things, quiet title in mineral assets the plaintiffs claim were intended to be conveyed to Roil Energy. On July 24, 2014, the court in the ND Case indicated to the parties of the Court's intention to grant BRI's motion to dismiss the ND case. An order is currently pending in this respect from the court in the ND Case.

On June 6, 2012, the Company filed a Temporary Restraining Order (the “TRO Case”) and Verified Complaint for Injunctive Relief against McKinley Romero, Peter Swan Investment Consulting Ltd., and IWJ Consulting Group, LLC (collectively, the “IWJ Defendants”), in connection with the IWJ Defendants’ request to the transfer agent to remove restrictive legends from an aggregate of 4.7 million shares.  The Company believed the IWJ Defendants improperly obtained their shares. The Company obtained a temporary restraining order from the Second Judicial District Court of the State of Nevada, County of Washoe on June 6, 2012, enjoining the IWJ Defendants from removing the restrictive legends. After a hearing on June 26, 2012, the judge ruled in favor of the Company’s motion for a preliminary injunction.  The court issued the order granting such preliminary injunction on August 14, 2012.  On June 12, 2014, the court in the TRO Case entered judgment in favor of BRI, holding that the certificates issued to the IWJ Defendants were obtained by fraud  and awarding BRI costs and fees in the amount of $14,237,50.  The Company will be taking steps to collect on this judgment.

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County.  Mr. Gillis, the plaintiff in this matter (the “Gillis Case”), is the trustee of the Bruce and Marilyn Gillis 1987 Trust.  Mr. Gillis alleged that the Company breached its obligations under a certain registration rights agreement entered into pursuant to an equity investment made at or around November 2010.  The Court in this matter granted class certification and issued a class notice in March 2014. The Company denies the validity of the claims made in the Gillis Case; however, to limit the exposure created by such litigation, the Company  entered into a Memorandum of Understanding regarding settlement with the class representative on May 27, 2014.  The settlement remains subject to finalization of the settlement agreement and approval by the court.

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and TJ Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols and Wesley Paul, Case No. CV14 00544, filed in the Second Judicial District Court of the State of Nevada for Washoe County.  Mssrs. Graiwer and Jesky, the plaintiffs in this matter (the “Graiwer Case”), bring action on behalf of the Company derivatively, and the Company is also named as a nominal defendant.  Mssrs. Graiwer and Jesky are shareholders of the Company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment and civil conspiracy against one or more of the named defendants.   The Company is also informed that each of the other named defendants denies the validity of the claims made in the Graiwer Case and each intends to vigorously defend against such claims, as applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Bylaws		S-1	3.2	02-26-09
4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Assignment of Interest Agreement between Bakken Resources, Inc. (formerly Multisys Language Solutions, Inc.) and Peter Schmid dated June 11, 2008		S-1	10.2	02-26-09
10.2	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.3	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.4	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.5	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.6	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.7	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated February 1, 2011		8-K	10.1	02-07-11
10.8	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated February 1, 2011		8-K	10.2	02-07-11
10.9	Employment Agreement by and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012		10-K	10.10	04-16-12
10.10	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated effective as of March 12, 2013		8-K	10.1	03-18-13
10.11	Employment Agreement by and between Bakken Resources, Inc. and Karen S. Midtlyng, dated effective as of March 12, 2013		8-K	10.2	03-18-13
10.12	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	02-09-11
10.13	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	03-24-11
10.14	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11
10.15	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11

Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
10.16	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009	10-K	10.14	04-15-11
10.17	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003	10-K	10.15	04-15-11
10.18	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004	10-K	10.16	04-15-11
10.19	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008	10-K	10.17	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008	10-K	10.18	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.19	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005	10-K	10.20	04-15-11
10.23	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003	10-K	10.21	04-15-11
10.24	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004	10-K	10.22	04-15-11
10.25	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.23	04-15-11
10.26	Form of Convertible Bridge Loan Agreement 2011	8-K	10.1	05-25-11
10.27	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011	8-K	10.1	09-27-11
10.28	Indemnification Agreement with Oasis Petroleum Inc. dated January 23, 2014	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 19, 2014	BAKKEN RESOURCES, INC. /s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)
/s/ Dan Anderson Dan Anderson CFO (Principal financial and accounting officer)