Form 10-Q/A
period 2014-06-30
BAKKEN RESOURCES INC
filed 2014-09-18
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in its entirety the Item 1 of Part I (Financial Information) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as originally filed with the Securities and Exchange Commission on August 19, 2014 (the "Original Form 10-Q"). We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, the Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

Our financial statements for the period ended June 30, 2014 erroneously stated net income by failing to expense amounts we reserved for certain anticipated litigation expenses. We determined that no changes in "Management's Discussion and Analysis of Financial Condition and Results of Operations" resulting from the correction of this error is necessary.

BAKKEN RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash	$8,880,288	$1,523,601
Accounts receivable	585,859	1,938,457
Other Receivable	128,979	-
Prepaids	32,365	20,952
Total Current Assets	9,627,491	3,483,010

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $24,376 and $22,376	12,477	15,272
PROVED MINERAL RIGHTS AND LEASES, net of accumulated
depletion of $0 and $845,227	-	689,773
PROVED OIL AND GAS PROPERTIES, using successful efforts
accounting, net of accumulated depletion of $0	68,000	68,000
UNPROVED MINERAL RIGHTS AND LEASES	250,000	250,000

Total Assets	$9,957,968	$4,506,055

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$127	$42,564
Payroll liabilities	353	-
Royalty payable to related party	195,236	614,149
Related party payable	-	-
Income tax payable	447,577	513,747
Deferred tax liability	2,100,000	-
Gillis Settlement Reserve	200,000	-
Total Current Liabilities	2,943,293	1,170,460

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital, net of offering costs	3,510,759	3,496,296
Retained earnings (accumulated deficit)	3,447,181	(217,436)
Total Stockholders' Equity	7,014,675	3,335,595

Total Liabilities and Stockholders' Equity	$9,957,968	$4,506,055

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

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
				(Accumulated
			Additional	Deficit)	Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances - December 31, 2013	56,735,350	$56,735	$3,496,296	$(217,436)	$3,335,595

Options expense	-	-	14,463	-	14,463

Net income	-	-	-	3,664,617	3,664,617

Balances – June 30, 2014	56,735,350	$56,735	$3,510,759	$3,447,181	$7,014,675

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

Date: September 18, 2014	BAKKEN RESOURCES, INC. /s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)
/s/ Dan Anderson Dan Anderson CFO (Principal financial and accounting officer)