Form 10-Q
period 2014-09-30
BAKKEN RESOURCES INC
filed 2014-11-19
CIK 1450390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Yes [   ] No [X]

The number of shares of issuer’s outstanding common stock as of November 19, 2014 was 56,735,350.

BAKKEN RESOURCES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

 FINANCIAL STATEMENTS (Unaudited)

BAKKEN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
		(Restated)
ASSETS
CURRENT ASSETS
Cash	$7,396,974	$1,523,601
Accounts receivable	1,037,186	1,938,457
Other Receivable	198,509	—
Prepaids	37,879	20,952
Total Current Assets	8,670,548	3,483,010
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $28,444 and $22,376	10,443	15,272
PROVED MINERAL RIGHTS AND LEASES, net of accumulated depletion of $0 and $845,227	—	689,773
PROVED OIL AND GAS PROPERTIES, using successful efforts accounting, net of accumulated depletion of $0	68,000	68,000
UNPROVED MINERAL RIGHTS AND LEASES	670,750	250,000
Total Assets	$9,419,741	$4,506,055

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,300	$42,564
Accrued liabilities	198,512	—
Royalty payable to related party	206,204	614,149

Related party payable	360,635	235,503
Income tax payable	1,123,753	439,985
Deferred tax liability	296,013	—
Total Current Liabilities	2,187,417	1,332,201
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital, net of offering costs	3,510,759	3,496,296
Retained earnings (accumulated deficit)	3,664,830	(379,177)
Total Stockholders' Equity	7,232,324	3,173,854
Total Liabilities and Stockholders' Equity	$9,419,741	$4,506,055

See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013 (Restated)	2014	2013 (Restated)

REVENUES	$700,957	$1,077,314	$1,461,322	$2,404,161
OPERATING EXPENSES:
Depreciation and depletion	2,033	71,522	20,574	285,253
Payroll	82,851	82,696	248,192	252,207
Professional Fees	304,672	267,654	1,234,345	705,215
Gain on Sale of Minerals	—	—	(7,172,151)	—
General and administrative expenses	25,110	27,104	73,457	79,212
Total Operating Expenses	414,666	448,976	(5,595,583)	1,321,887
INCOME FROM OPERATIONS	286,291	628,338	7,056,905	1,082,274
OTHER INCOME (EXPENSES):
Interest income	2,739	194	3,669	590
Other income	5,000	24	5,000	24
Lawsuit Settlement Expense	—	—	(662,485)	—
Gain on interest settlement		15,608		15,608
Interest expense	—	—	—	(19,288)
Total other income (expenses)	7,739	15,826	(653,816)	(3,066)
NET INCOME BEFORE INCOME TAX	$294,030	$644,164	$6,403,089	$1,079,208
Income Tax Expense	85,360	—	(2,359,082)	—

NET INCOME	$379,390	$644,164	$4,044,007	$1,079,208

NET INCOME PER COMMON SHARE
- BASIC	$0.01	$0.01	$0.07	$0.02
NET INCOME PER COMMON SHARE
- DILUTED	$0.01	$0.01	$0.07	$0.02

Weighted average common shares outstanding
- basic	56,735,350	56,735,350	56,735,350	56,735,350
Weighted average common shares outstanding
- diluted	56,808,229	56,808,229	56,817,563	56,817,563

 See accompanying notes to the unaudited consolidated financial statements.

BAKKEN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,044,007	$1,079,208
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of proved mineral rights	(7,172,151)
Depreciation and depletion expense	20,574	285,251
Options expense	14,463	78,874
Deferred tax liability	296,013	—
Gain on settlement of interest		(15,608)
Changes in operating assets and liabilities:
Accounts receivable	901,272	(599,849)
Prepaids	(16,927)	(5,640)
Other receivable	(198,509)	—
Accounts payable	(40,264)	(27,617)
Accounts payable - related party	(282,814)	387,805
Accrued liabilities	198,512	142,395
Income tax liability	683,768	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,552,056)	1,324,819
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of proved mineral rights	7,847,417	—
Cash payments to acquire unproved mineral rights	(421,988)
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,425,429	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt	—	(842,011)
NET CASH USED IN FINANCING ACTIVITIES	—	(842,011)
NET CHANGE IN CASH	5,873,373	482,808
Cash at beginning of period	1,523,601	693,320
Cash at end of period	$7,396,974	$1,176,128
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$21,941
Taxes paid	1,079,813	—

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

During the nine months ended September 30, 2014, the Company recognized no impairment of its oil and gas properties.

NOTE 2 – RELATED PARTY TRANSACTIONS

Royalty Payable to Related Party

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy, which is owned by an officer of the Company, a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of September 30, 2014 and December 31, 2013, the royalty payable was $206,204 and $614,149, respectively.

Related Party Payable

The Company collects from time to time royalty payments for certain wells on behalf of Holms Energy Development Corporation, which controlled by Company’s CEO. The Company does not generate any revenue associated with these royalty payments and the cash payments are remitted directly to Holms Energy Development Corporation by the Company. As of September 30, 2014 and December 31, 2013, the related party payable balance is $360,635 and 235,503. These balances reflect the cumulative effect of an issue involving the accrual of production that emanated from wells producing in the three forks formation. This issue is discussed in greater detail in note 7 – Restatements.

Big Willow Lease

On July 9, 2014, the Company entered into an oil and gas lease with Big Willow Properties, LLLP (the “Idaho Lease”). At present, the Idaho lease contemplates that the property will be eventually operated by Holms Energy Development Corporation, an entity that is controlled by the Company’s CEO. Terms of such arrangements between the Company and Holms Energy Development Corporation have not yet been considered and approved by the disinterested members of the Company’s Board of Directors. See Note 6 below for additional information relating to the Idaho Lease.

NOTE 3 – SALE OF PROVED MINERAL RIGHTS

On February 4, 2014, the Company sold a portion of its producing proved mineral rights for an aggregate cash sales price of $7,847,417 and a 2% retained royalty on proceeds derived from such sold mineral assets. The net book value of the asset on the date of the sale was $675,266 resulting in a gain on the sale of proven mineral rights of $7,172,151 for the Nine months ended September 30, 2014. Ten percent (10%) of the total cash purchase price was escrowed with a third-party financial institution for approximately 90 days following the closing of this transaction.

The property sold consists of the 767+/- net mineral acres acquired by the Company as part of the Company’s acquisition of the former “Greenfield mineral interests” in 2010. The Greenfield mineral interests derive from substantially the same gross mineral acreage as those originally contributed to the Company in 2010. During 2013, 36% of total revenue was generated from the property that was sold.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2014, aggregate options expense of $14,463 related to common stock options granted during 2012. As of September 30, 2014, the options granted in March 2012 have been fully expensed.

NOTE 5 – INCOME TAXES

During the nine months ended September 30, 2014, aggregate income tax expense totaled $2,359,082. During the three months ending September 30, 2014 the Company made income tax payments totaling $1,079,813 in addition to income tax withholding on royalty payments totaling $69,457. The current income tax payable as of September 30, 2014 was $1,419,766, and North Dakota income tax withheld totals $183,649, which is included in the September 30, 2014 payable balance.

NOTE 6 – SUBSEQUENT EVENT

On July 9, 2014, Bakken leased approximately 9,300 acres located in the Counties of Payette, Ada and Canyon in the State of Idaho from Big Willow Properties, LLLP (“Big Willow”). Big Willow will receive royalties from the gross proceeds received in connection with any production from the property. Big Willow also retains the right to participate as a working interest partner up to 15% in each drilled well. The term of the lease is for two (2) years which may be extended based on continuous drilling.

On October 15, 2014, the lease was amended to extend the bonus payment date to December 15, 2014. Along with the lease amendment, a $250,000 bonus payment was paid. Consequently, the remaining bonus payment is $175,000. This payment is contingent upon the leasable acreage that is derived from the title review.

NOTE 7 - RESTATEMENTS

In September 2014, the company discovered five wells producing from the Three Forks Formation. The Three Forks Formation is an oil and gas producing geologic formation that is generally immediately below the geologic Bakken Formation. Production from those wells was paid to Bakken Resources Inc. in error by the operators. The deeds which transferred the mineral rights to Bakken Resources Inc. were limited to production emanating from the surface to the base of the Bakken Formation. Any production emanating from formations below the Bakken formation was retained by Holms Energy Development Corporation. Consequently, prior year revenue has been overstated as follows: 2011 - $13,442, 2012 - $31,880 and 2013 - $190,179

The impact of the restatements on the Balance sheet as of December 31, 2013 is as follows:

	Originally Stated	Change	Revision
Royalty payable related party	—	235,503	235,503
Current tax liability	513,747	(73,762)	439,985
Total Liabilities	1,170,460	161,741	1,332,201
Stockholders’ Equity	3,335,595	(161,741)	3,173,854
Total Liabilities & Stockholders’ Equity	4,506,055	—	4,506,055

The impact of restatements on the Income Statement for the three months ending September 30, 2013 is as follows:

	Originally Stated	Change	Revision
Revenue	1,132,815	(55,501)	1,077,314
Net Income	699,665	55,501	644,164

The impact of restatements on the Income Statement for the nine months ending September 30, 2013 is as follows:

	Originally Stated	Change	Revision
Revenue	2,562,036	(157,875)	2,404,161
Net Income	1,237,083	(157,875)	1,079,208

The impact of restatements on the Statement of Cash Flows for the nine months ending September 30, 2013 is as follows:

	Originally Stated	Change	Revision
Net Income	1,237,083	(157,875)	1,079,208
Accounts Payable - Related Party	299,930	157,875	387,805
Cash Flow Provided by Operating Activities	1,324,819	—	1,324,819
Net Change in Cash	482,808	—	482,808
Cash at end of Period

NOTE 8 – LAWSUIT SETTLEMENT

The Company has recorded as lawsuit settlement expense $662,485. This includes a $462,485 appeal bond posted related to the Allan Holms litigation and a $200,000 settlement for the Gillis Case. The Gillis settlement is pending final court approval.

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

Overview

BRI is an oil and gas exploration company, with properties located mostly in the Bakken. As of September 30, 2014, the Company owns 33.3333% of the mineral rights to approximately 7,605 gross acres of land located about 8 miles southeast of Williston, North Dakota. Our current operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of 12.5% from the oil and gas produced on such lands. We have no working interest rights to influence the activities conducted by the Lessees of our mineral rights. In the event the operators fail to meet their drilling commitment, the Company generally has only three options: (1) it can agree to grant an extension; (2) it can renegotiate the terms of the existing leases; or (3) it can legally terminate the leases. We will focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities initially in the Williston Basin, a large sedimentary basin spanning eastern Montana, the western portions of North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash. We also intend to further explore potential oil or gas producing opportunities in other areas in the Western United States.

From inception to date, the Company has raised approximately $2,575,000 from the sale of its equity securities. The sale price for such equity raises ranges from $0.25 per share to $0.50 per share.

In May and June 2011, we entered into a series of convertible debt agreements with certain investors in an aggregate amount of $300,000. Such notes bore an annual interest rate of 6% and were to be converted into shares of common stock of the Company upon the closing of a qualified equity financing round prior to December 31, 2011. Conversion would have been at a 25% discount to the price per share of the qualified financing round. Interest on the Notes would not be deemed payable in the event of an equity conversion pursuant to a qualified financing round. The Company issued the notes pursuant to the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. In January 2012, holders of $155,000 of such notes elected to convert at a price of $0.375 per share. Also in January 2012, holders of $95,000 of notes elected to extend such notes until September 30, 2012, at which time such holders were repaid in accordance with the terms of such notes.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and September 30, 2013

Revenue. We generated revenue for the three months ended September 30, 2014 of $700,957 compared to revenue of $1,077,314 for the three months ended September 30, 2013. The decrease relative to 2013 reflects the sale of the Greenfield assets and declining well production from the majority of the company’s wells. The decrease also reflects the cumulative effects of revenue adjustments described in

Note 7 to the quarterly financial statements to this Report (Item 1, Part I). We generated royalty revenue for the nine months ended September 30, 2014 of $1,461,322 compared to royalty revenue of $2,404,161 for the nine months ended September 30, 2013.

Since the beginning of 2011, we have received royalty checks totaling $9,736,592 through September 30, 2014 from wells operated by Continental Resources, Brigham Oil, and Oasis Petroleum. Typically, royalty checks from oil well operators can be delivered anytime between 60 to 150 days following the month of initial production. Following oil well production, the oil well operator will usually seek a division order title opinion from any attorney which would describe the ownership of the production. Following issuance of this opinion, the oil well operator will generally issue division orders which would set forth payments to the royalty holders. North Dakota law requires payment of 18% annual interest if royalty payments are not made within 150 days after oil or gas produced by the well is marketed. For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org. To date, the Company has not received any payments of interest for royalty payments that have not been made within 150 days of oil or gas production.

Operating Expenses. Operating expenses fell sharply, $112,000, from the second quarter to the third quarter, driven by substantially lower legal and professional fees. However, year -to-date operating expenses are $251,000 higher than 2013. Consulting fees rose $406,000 due to one-time finder’s fees attributable to the Apollo mineral sale, and legal fees jumped $118,000. These increases were partially offset by substantially lower depletion expenses ($264,000) and stock–based compensation ($64,000). General and administrative expenses were $25,110 for the three months ended September 30, 2014 compared to $27,104 for the same period in 2013. Professional fees were $304,671 for the three months ended September 30, 2014 compared to $267,653 for the same period in 2013. General and administrative expenses were $73,457 for the nine months ended September 30, 2014 and $79,212 for the nine months ended September 30, 2013 due primarily to the absence of website and internet costs.

We recognized a $200,000 settlement expense pertaining to the Gillis v. Bakken Resources, Inc. case. We have established a $200,000 reserve as a current liability. A Memorandum of Understanding has been executed with the plaintiffs. The settlement is pending final court approval. Once a final approval is declared, the settlement will be paid. Currently, a final hearing to approval this settlement is scheduled for December 2, 2014.

Profit for the third quarter 2014 totaled $379,390 up from the loss of $789,000 in the second quarter 2014 and down from third quarter 2013, profit totaling $644,164. This quarter’s profit was heavily and materially impacted by the effects of restatements of revenue and direct costs attributable to the three forks formation well production issue described in Note 7, and also by the adjustment of accrued royalty revenue relative to the Athene mineral sale, also described in Note 7.

Our material financial obligations include our salaries paid to our three current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash of $7,396,974 compared to $8,880,288 as of June 30, 2014, of which $6,000,000 was reserved for a future acquisition of oil and gas properties. As of September 30, 2014, the company has expended $420,750 of the reserve to acquire the Big Willow lease. We expect that approximately $1,978,000 will be paid by the Company for income taxes owed as a result of the sale of the Greenfield mineral interests. The company has reserved $200,000 to settle the Gillis v. Bakken Resources, Inc. lawsuit. The plaintiffs have executed a memorandum of understanding. Final court approval is pending.

Our recent rate of use of cash in operations over the last three months has been approximately $137,544 per month compared to $174,517 per month during the three months ended June 30, 2014. The sharp reduction reflects lower professional fees attributable to the number of lawsuits in which the company is currently involved. As suits have been settled or dismissed, the company’s legal fees have fallen. Operating costs consist mainly of salaries, office rent and professional fees and is consistent with general operating cash used in prior quarters. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity from royalty revenues related to sale of oil reserves of existing properties. No assurances, however, can be given that such royalties will continue to be received. As of September 30, 2014, the royalty revenues received have been sufficient to provide liquidity during the previous twelve months. If the Company does not generate sufficient revenues it will continue to finance operations through equity or debt financings.

We will continue to evaluate additional properties containing mineral rights that we may seek to acquire. With respect to transactions involving the acquisition of additional mineral rights or other business collaboration transactions, we may seek to issue shares of our common stock or other equity to finance part or all such acquisitions or transactions. To the extent that such acquisitions or transactions require cash payments, such payments will likely have a material impact on our liquidity.

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

Satisfaction of our cash obligations for the next 12 months

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity or debt financing and JV drilling partnerships. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations. However, due to our low base overhead, we are not dependent on new capital if we do not wish to develop our drilling programs or buy up working interests in potential wells during the next 12 months.

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

We have collected approximately $9,736,592 in royalty payments from August 2011 to September 30, 2014 from production on 62 wells. We have information that an additional sixteen (16) wells are either drilling or are in confidential status. Although we believe that our income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, there can be no assurance that we will be successful in addressing operational risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, the timing of the royalty revenues, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues, and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the year ended December 31, 2013.

Item 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined — in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended — as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that includes those policies and procedures:

•

Pertaining to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of September 30, 2014 because certain elements of an effective control environment were not present as of September 30, 2014, including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee, and our full board has not been adequately performing those functions.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of September 30, 2014. Following the resignation of our prior Chief Financial Officer, our new Chief Financial Officer has reviewed prior financial statements and is expected to help develop expanded-policies relating to our internal controls and procedures in order to help address existing material weaknesses.

We intend to take the following steps as soon as practicable to remedy the material weaknesses we identified as follows:

▪

We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions.

▪

We will appoint additional outside directors, particularly those who may have experience with regard to financial reporting, financial reporting processes and procedures, and internal control procedures.

▪

To the extent we can attract outside directors, we will investigate and plan to form an audit committee to review and assist the board with its oversight responsibilities and appoint a financial expert to be the chairperson of such audit committee.

▪

We will hire independent consultants when necessary to advise the Company and our Board on special financial matters as the need arises.

The Company retained an independent compensation expert, and the Company anticipates that the Compensation Committee of the Board will review the findings of such expert and make recommendations in the near future.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC, (the “Allan Holms Case”). Allan Holms is the half-brother of BRI’s CEO, Val Holms. The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleged breach of contract, tortious interference with prospective business opportunity, and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. Defendant Jay Edington settled with the Plaintiffs prior to going to trial. The Allan Holms Case was heard in trial in November 2013.

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

Collectively, the Findings contained the following determinations by the Washington court: (a) Plaintiff Roil Energy’s cause of action against defendant Toll Reserve Consortium, Inc. for breach of contract was dismissed; (b) Plaintiff Allan Holms’ causes of action against Val and Mari Holms, Holms Energy, LLC, and Bakken Resources, Inc. for constructive trust and unjust enrichment was dismissed; (c) Plaintiff Allan Holms’ causes of action against defendants Val and Mari Holms, Holms Energy, LLC and Bakken Resources for breach of contract and breach of covenant of good faith and fair dealing were dismissed; (d) Plaintiffs’ causes of action for declaratory judgment declaring that neither Holms Energy, LLC nor Bakken Resources, Inc. are bona-fide purchasers for value of the mineral interests in question were rejected ; (e) Plaintiffs’ action for declaratory action declaring that defendant Toll Reserve Consortium, Inc. executed and delivered to Plaintiff Roil Energy, LLC for valuable consideration a deed for the mineral interest in question were rejected; (f) Plaintiff Roil Energy, LLC was awarded judgment in the amount of $0 against Defendants Val and Mari Holms, Holms Energy, LLC and Bakken Resources, Inc., for fraud, breach of fiduciary duties, and civil conspiracy to commit such torts against Roil Energy; (g) Plaintiff Allan Holms was awarded judgment in the amount of $0 against Defendants Val and Mari Holms, Holms Energy, LLC, and Bakken Resources, Inc. for fraud, breach of fiduciary duties, oppression of minority interest and civil conspiracy to commit such torts; (h) Plaintiffs were granted declaratory judgment declaring that the attempted dissolution of Roil Energy, LLC by Val Holms and Jay Edington was unlawful under Nevada law and an integral part of the conspiracy to defraud Roil Energy, LLC, and (i) Plaintiff Allan Holms was granted declaratory relief and judgment declaring that Allan Holms has proven his claims of fraud, breach of fiduciary duty, oppression of minority interest, and civil conspiracy, and that Roil Energy, LLC has proven its claims of fraud, breach of fiduciary duties and civil conspiracy, thus rendering its derivative action successful, in part.

The Allan Holms case is currently in appeal by both sides to the action.

On or around July 18, 2013, BRI received notice of a complaint filed in McKenzie County, ND (Roil Energy v. Toll Reserve Consortium (ND Dist. Ct., Case No. 27-2013-CV-00124)) (the “ND Case”). The plaintiffs in the ND Case are the same as in the Allan Holms Case described above. The claims in the ND Case arise from the same facts alleged by the plaintiffs in the Washington case. The plaintiffs in the ND Case sought to, among other things, quiet title in mineral assets the plaintiffs claim were intended to be conveyed to Roil Energy. The ND Case was dismissed without prejudice, and a release from lis pendens relating to the ND Case was filed with McKenzie County on September 11, 2014.

On June 6, 2012, the Company filed a Temporary Restraining Order (the “TRO Case”) and Verified Complaint for Injunctive Relief against McKinley Romero, Peter Swan Investment Consulting Ltd., and IWJ Consulting Group, LLC (collectively, the “IWJ Defendants”), in connection with the IWJ Defendants’ request to the transfer agent to remove restrictive legends from an aggregate of 4.7 million shares, which the Company believes were improperly obtained by the IWJ Defendants. The Company obtained a temporary restraining order from the Second Judicial District Court of the State of Nevada, County of Washoe on June 6, 2012, enjoining the IWJ Defendants from seeking removal of the restrictive legends. The Company secured a judgment in its favor (and a permanent injunction) in June 2014 and is in the process of collecting its fees and costs from the defendants in the TRO Case.

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County (the “Gillis Case”). Mr. Gillis, the plaintiff in the Gillis Case, is the trustee of the Bruce and Marilyn Gillis 1987 Trust. Mr. Gillis is alleging that Client breached certain registration rights obligations pursuant to an equity investment made at or around November 2010. The Company reached settlement in the Gillis Case for $200,000, and this matter is currently pending final court approval.

13

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and TJ Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols and Wesley Paul, Case No. CV14 00544 (the “Graiwer Case”), filed in the Second Judicial District Court of the State of Nevada for Washoe County. Messrs. Graiwer and Jesky, the plaintiffs in the Graiwer Case, bring action on behalf of the Company derivatively, and the Company is also named as a nominal defendant. Messrs. Graiwer and Jesky are shareholders of the Company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment, and civil conspiracy against one or more of the named defendants. The Company is also informed that each of the other named defendants denies the validity of the claims made in the Graiwer Case, and each intends to vigorously defend against such claims, as applicable. Trial in the Graiwer Case is currently scheduled to take place in October 2015.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.

MINE SAFETY DISCLOSURES

Not applicable.

Item 5.

OTHER INFORMATION

None.

Item 6.

EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Bylaws		S-1	3.2	02-26-09
4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Assignment of Interest Agreement between Bakken Resources, Inc. (formerly Multisys Language Solutions, Inc.) and Peter Schmid dated June 11, 2008		S-1	10.2	02-26-09
10.2	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.3	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.4	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.5	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.6	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.7	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated February 1, 2011		8-K	10.1	02-07-11
10.8	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated February 1, 2011		8-K	10.2	02-07-11
10.9	Employment Agreement by and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012		10-K	10.10	04-16-12
10.10	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated effective as of March 12, 2013		8-K	10.1	03-18-13
10.11	Employment Agreement by and between Bakken Resources, Inc. and Karen S. Midtlyng, dated effective as of March 12, 2013		8-K	10.2	03-18-13
10.12	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	02-09-11
10.13	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	03-24-11
10.14	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11
10.15	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11
10.16	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009		10-K	10.14	04-15-11

10.17	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003		10-K	10.15	04-15-11
10.18	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004		10-K	10.16	04-15-11
10.19	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.17	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008		10-K	10.18	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.19	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005		10-K	10.20	04-15-11
10.23	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003		10-K	10.21	04-15-11
10.24	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004		10-K	10.22	04-15-11
10.25	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.23	04-15-11
10.26	Form of Convertible Bridge Loan Agreement 2011		8-K	10.1	05-25-11
10.27	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011		8-K	10.1	09-27-11
10.28	Indemnification Agreement with Oasis Petroleum Inc. dated January 23, 2014	X
10.29	Mineral Property Lease Agreement with First Amendment Between Bakken Resources, Inc. and Big Willow, LLP, effective as of July 9, 2014	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 19, 2014	BAKKEN RESOURCES, INC. /s/ Val M. Holms Val M. Holms President, CEO, and Director (Principal executive officer)
/s/ Dan Anderson Dan Anderson CFO (Principal financial and accounting officer)