Form 10-K/A
period 2013-12-31
BAKKEN RESOURCES INC
filed 2016-09-01
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-53632

BAKKEN RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-2973652
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

825 Great Northern Boulevard
Expedition Block, Suite 304
Helena, Montana 59601
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 28, 2013 is $6,134,777 based on the average closing price of the Registrant’s common stock as currently listed on the OTC Bulletin Board exchange. Shares of Common Stock held by each officer and director and in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for any other purpose. The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “BKKN”.

Number of shares outstanding of the issuer’s common stock as of August 31, 2016 is 56,735,350 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Bakken’s Annual Report on Form 10-K for fiscal year ended December 31, 2013, Accession No. 0001145443-14-000485, submitted to Edgar on Tuesday, April 15, 2014.

EXPLANATORY NOTES

Bakken Resources, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on April 15, 2014 (the “Original Form 10-K”). The purpose of this Amendment No. 1 is to (1) restate certain financial statements consistent with Note 7 of Item 1 on the Company’s Q3 2014 Form 10-Q, filed with the SEC on November 19, 2014 (“Restatement”), (2) include disclosures of certain related person or potential related person transactions relating to the Company, its officers, or its directors, (3) adjust risk factors under Item 1A of Part I, (4) update information related to the Company’s legal proceedings under Item 3 of Part I, (5) modify the Management’s Discussion and Analysis of Financial Condition and Results of Operation under Item 7 of Part II. New Company certifications are being filed with this Amendment No. 1 as exhibits signed by the principal executive and financial officers as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

No other material changes have been made to the Original Form 10-K except to make this Amendment No. 1 consistent with the Restatement. This Amendment No. 1 does not necessarily reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way the disclosures made in the Original Form 10-K except as described above.

This Amendment No. 1 is being filed concurrently with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company anticipates filing additional delinquent filings shortly.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may,” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in “Item 1A. Risk Factors” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the “Commission” or “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

BAKKEN RESOURCES, INC.
ANNUAL REPORT OF FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2013
PART I

ITEM 1. BUSINESS.

Overview and Background

Bakken Resources, Inc. (the “Company,” “BRI,” “we,” “us,” or “our”) owns mineral rights to approximately 7,200 gross acres and 2,400 net mineral acres of land located about 8 miles southeast of Williston, North Dakota. The Company’s net mineral acres consist generally of 2,400 net mineral acres deriving from the sub-surface to the base of the rock unit in the region commonly referred to as the Bakken formation. Approximately 800 of such 2,400 net mineral acres, consist also of mineral rights extending below the Bakken formation (which include, without limitation, the source rock commonly referred to as the Three Forks formation(s)).

These mineral rights currently bear to us an average of 12% royalty from the oil and gas produced on such lands until November 2020, at which time a 5% overriding royalty currently held by Holms Energy, LLC, a private Nevada company (“Holms Energy”) will revert back to the Company. The Holms Energy overriding royalty is a common practice in the oil and natural gas industry. When mineral rights are sold it is a usual and customary practice for the seller to retain a portion of the royalty stream. This retained royalty is usually stated in percentage terms; that is, the percentage points of the original royalty stream that is retained by the seller. In the case of Holms Energy, the Asset Purchase Agreement provided a five percentage point retained overriding royalty. Therefore, Holms Energy retains five percentage points of a seventeen percentage point royalty stream, or 29.41% (5/17). The Company’s Annual Report on Form 10-K for the year ended December 31, 2011 contained an erroneous example of this overriding royalty.

The overriding royalty, 5/17 or 29.41%, is applied to Bakken’s monthly net royalty paid by the company’s well operators, Oasis Petroleum, Continental Resources, and Statoil. The operators discount the gross monthly production value (gross oil and natural gas volume times the current unit price) by the company’s net mineral interest to derive the company’s net monthly royalty. The Holms Energy overriding royalty factor (29.41%) is then applied to the net monthly royalty to derive the monthly override payment. The methodology employed by Bakken is consistent with the methodology employed by Oasis Petroleum and Continental Resources to calculate the overriding royalty that Bakken retained with the sale of certain mineral rights to Apollo Global Management in February 2014. Bakken has consistently applied this methodology since the company’s inception. Prior SEC filings included examples which erroneously discussed the application of the overriding royalty and included examples of such.

Overriding royalty calculation example: Missoula 1-21H
○	Gross Mineral Acres: 640.00 (Independently Confirmed by Third Party Certified Landman)
○	Net Mineral Interest: 16.18993% (Independently Confirmed by Third Party Certified Landman)
○	Net Mineral Acres: 103.62 (640.00 x 16.18993%)
○	Stated Lease Royalty Percentage: 17%
○	North Dakota Industrial Commission Established Spacing Unit: 1280 acres
○	Bakken Net Royalty Percentage: 1.3761433% (derived as (103.62 x 17%)/1280)
○	December 2013 Oil Production: 4,565 Barrels (Continental Resources 1/2014 Remittance Statement)
○	December 2013 Oil Sales Price: 85.8941 (Continental Resources Remittance Statement)
○	Post Production Costs - $206.31

Holms Energy Override: 5/17 x 4,565 barrels x $85.8941 per barrel x 1.3761433% - $206.31 Post Production Costs = $1,587.04

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

We currently have leases with three contracted oil drilling operators on various parcels of land constituting the 7,200 gross acres (and approximately 2,400 net mineral acres) on which we have mineral rights royalty interests. The contracted oil drilling companies with whom we are parties in interest pursuant to lease agreements (collectively, the “Lessees”) that we acquired rights to in November 2010 include: Oasis Petroleum, Continental Resources, Inc., and Statoil ASA. We have no rights to influence the activities conducted by these Lessees of our mineral rights, but if the Lessees do not accomplish the agreed upon drilling programs within the timeline, they can lose their leases.

The predecessor to our company was incorporated on June 6, 2008, under the laws of the state of Nevada, under the name Multisys Language Solutions, Inc. (“MLS”). Holms Energy contributed the primary assets that formed the basis of our current business operations. In connection with the closing of the transactions resulting in the contribution of the mineral rights held by Holms Energy in November 2010, Holms Energy received forty million (40,000,000) shares of common stock of the Company. Holms Energy retained a 5% overriding royalty (until November 2020, at which time it reverts back to the Company) on all gross revenue generated from the Company's gas and oil production royalty revenues.

Also in connection with the November 2010 transactions, the Company purchased approximately 800 net mineral acres from the Revocable Living Trust of Rocky G. Greenfield and Evenette G. Greenfield. The mineral rights received by the Company from the contribution by Holms Energy in connection with the November 2010 transactions included mineral rights from the surface to the base of the Bakken formation. The mineral rights received by the Company from the Greenfields include all mineral rights from the surface to the basement. After closing of the Asset Purchase Agreement with Holms Energy, on December 10, 2010, MLS changed its name to Bakken Resources, Inc. These transactions and changes of control are described below under Acquisition of Assets.

Description of Oil Leases and Oil Production

BRI currently derives its primary source of revenue from royalties generated by leasing its mineral acreage. BRI’s mineral acreage consists of approximately 2,400 net mineral acres located primarily in McKenzie County, North Dakota. Such 2,400 net mineral acres are currently spread across 16 spacing units. Operators in the area where BRI’s minerals are located have been approved for up to eight wells per spacing unit (typically 1,280 acres), but generally petition for permits prior to the commencement of drilling in a particular spacing unit. Assuming this would apply for all spacing units under which BRI has mineral acres, BRI would have a royalty interest in up to 112 wells. Note, however, that the royalties due to BRI under any particular well would vary based on the number of acres BRI has under any particular spacing unit where there is a producing well. An example of an application for permit to drill a horizontal well is shown below. This permit is for a well in the area where BRI’s minerals are located (section 21, T152N R100W). Section 21 currently has 7 wells drilled. Order number 20946 of the North Dakota Industrial Commission shows that Oasis Petroleum, one of the operators in the BRI mineral acres area, has applied for up to 8 wells per 1280-acre spacing unit (1st page of order 20946 follows).

APPLICATION FOR PERMIT TO DRILL HORIZONTAL WELL - FORM 1H

INDUSTRIAL COMMISSION OF NORTH DAKOTA
OIL AND GAS DIVISION
600 EAST BOULEVARD DEPT 405
BISMARCK, ND 58505-0840
SFN 54269 (08-2005)

PLEASE READ INSTRUCTIONS BEFORE FILLING OUT FORM.
PLEASE SUBMIT THE ORIGINAL AND ONE COPY.

Type of Work	Type of Well	Approximate Date Work Will Start	Confidential Status
New Location	Oil & Gas	9 / 20 / 2010	Yes

Operator	Telephone Number
CONTINENTAL RESOURCES, INC.	580-233-8955

Address	City	State	Zip Code
P.O. Box 1032	Enid	OK	73702

☑ Notice has been provided to the owner of any permanently occupied dwelling within 1,320 feet.

☑ This well is not located within five hundred feet of an occupied dwelling.

WELL INFORMATION (If more than one lateral proposed, enter data for additional laterals on page 2)

Well Name	Well Number
MISSOULA	1-21H

	Footages	Qtr-Qtr	Section	Township	Range	County
Surface Footages	170 F S L, 1750 F W L	SESW	21	152 N	100 W	McKenzie
Longstring Casing Point Footages	593 F S L, 1874 F W L	SESW	21	152 N	100 W	McKenzie
Bottom Hole Footages From Nearest Section Line	200 F N L, 1980 F W L	NENW	16	152 N	100 W	McKenzie

Longstring Casing Point Coordinates From Well Head	Azimuth	Longstring Total Depth
423 N From WH, 124 E From WH	16 °	11170 Feet MD, 10918 Feet TVD

Bottom Hole Coordinates From Well Head	KOP Lateral 1	Azimuth Lateral 1	Estimated Total Depth Lateral 1
10193 N From WH, 230 E From WH	10477 Feet MD	0 °	20951 Feet MD, 10908 Feet TVD

Latitude of Well Head	Longitude of Well Head	NAD Reference	Description of Spacing Unit: (Subject to NDIC Approval)
47 ° 57 ' 52.27 "	-103 ° 29 ' 27.77 "	NAD83	Sec. 16 & 21-152N-100W

Ground Elevation	Acres in Spacing/Drilling Unit	Spacing/Drilling Unit Setback Requirement	Industrial Commission Order
2107 Feet Above S.L.	1280	200 Feet N/S, 1220 Feet E/W	15123

North Line of Spacing/Drilling Unit	South Line of Spacing/Drilling Unit	East Line of Spacing/Drilling Unit	West Line of Spacing/Drilling Unit
5286 Feet	5281 Feet	10556 Feet	10554 Feet

Objective Horizons	Pierre Shale Top
Bakken	1923

	Size	Weight	Depth	Cement Volume	
Proposed Surface Casing	9 - 5/8 "	36 Lb./Ft.	2000 Feet	755 Sacks	NOTE: Surface hole must be drilled with fresh water and surface casing must be cemented back to surface.

	Size	Weight(s)	Longstring Total Depth	Cement Volume	Cement Top	Top Dakota Sand
Proposed Longstring Casing	7 - "	26-32 Lb./Ft.	11170 Feet MD, 10918 Feet TVD	847 Sacks	0 Feet	5090 Feet

Base Last Charles Salt (If Applicable)	
9356 Feet	NOTE: Intermediate or longstring casing string must be cemented above the top Dakota Group Sand.

Proposed Logs
CBL/GR from deepest depth obtainable to ground level and triple combo.

Drilling Mud Type (Vertical Hole - Below Surface Casing)	Drilling Mud Type (Lateral)
Invert	Brine

Survey Type in Vertical Portion of Well	Survey Frequency: Build Section	Survey Frequency: Lateral	Survey Contractor
MWD Every 100 Feet	30 Feet	90 Feet	Sperry

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

As of December 31, 2013, BRI received royalty income primarily from 28 Bakken formation producing wells, 12 Three Forks formation wells, and 3 Madison formation producing wells. During 2013, the dollar amount of such royalties received from the aggregate number of producing wells was approximately $3,800,000. BRI has interest under several other wells which have been drilled and are likely producing, but for which royalties have yet to be received as of December 31, 2013. BRI is currently receiving royalty income from five wells which have been determined to be drilled in the Three Forks formation.

With respect to drilling operations, pursuant to the North Dakota Oil and Gas Commission, long lateral deep horizontal multi-stage fracking wells in the Bakken Formation must be permitted in spacing unit of not less than 640 acres, up to 5,560 acres, with some exceptions. The spacing units have to be approved and permitted in advance of drilling by the North Dakota Oil and Gas Commission. Recently, the North Dakota Industrial Commission (“NDIC”) has approved multi-well permits for wells drilled in the Three Forks formation along several of the defined “benches” typically associated with separate geologic benchmarks contained in the Three Forks formation. Since approximately one-third of the Company’s current net mineral acres include acreage in the Three Forks formation, any increase in the drilling operations on the Company’s net mineral acres may result in an increased number of total wells from which the Company may derive royalty income.

When our lessees drill a horizontal well in the area where the subject property is located, they typically drill down to about 10,800 vertical feet and then utilize a downhole directional drilling tool to flatten the hole to 90 degrees and drill horizontally down the oil and gas producing formation. Horizontal directional drilling provides more contact area to the oil bearing formation than a typical vertical well. This method of drilling together with fracking is referred to as an enhanced oil recovery method, and is the primary source of recovery from the Bakken Formation. BRI does, however, have interests in certain wells not drilled into the Bakken Formation.

Well activity information for wells in which the company has mineral interest is compiled in a table which is available on the Company web site at http://www.BakkenResourcesInc.com/WellActivity.php.

The information provided in our website’s table is categorized by well name, the operator, field and pool, the NDIC identifying number, and the well status and location description. Well status is defined by several categories: Producing; Confidential; Drilling; and Permitted Location to Drill. The table is updated as new information becomes available on the NDIC website at https://www.dmr.nd.gov/oilgas/. Included on the table are NDIC file numbers which can be used when searching for information for each well listed on the BRI webpage. Individuals may subscribe to the NDIC website following the prompts on the homepage. A premium service subscription is also available for a fee.

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

Acquisition of Assets

On June 11, 2010, Multisys Language Solutions, Inc. or MLS, Multisys Acquisition, and Holms Energy entered into an Option to Purchase Assets Agreement, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to exercise an Asset Purchase Agreement to assign all right, title, and interest of specific Holms Energy owned oil and gas mineral rights to Multisys Acquisition. On November 26, 2010, MLS completed an initial closing of a private placement in the amount of $1,545,000 that issued 6,180,000 shares at $0.25 per share and 3,090,000 three-year warrants exercisable for 3,090,000 shares at $.50 per share, callable at $0.01 per share at any time after November 26, 2011, if the underlying shares are registered, and the common stock trades for 20 consecutive trading days at an average closing sales price of $1.00 or more. Such warrants are now expired. The option agreement expired on its terms before the Asset Purchase Agreement was executed. Despite the expiration of the option, the Asset Purchase Agreement was duly executed by all parties and hence is a legally binding agreement.

We concurrently exercised the option with Holms Energy and executed an Asset Purchase Agreement by and between MLS, Holms Energy, and Multisys Acquisition in order to acquire certain interests in mineral rights and assets from Holms Energy. The option was exercised on November 26, 2010, and the Asset Purchase Agreement was entered into on November 26, 2010 by paying the consideration to Holms Energy detailed in the Asset Purchase Agreement. Under the Asset Purchase Agreement, Multisys Acquisition paid Holms Energy $100,000, issued Holms Energy 40,000,000 shares of restricted common stock, and granted to Holms Energy a 5% overriding royalty on all revenue generated from the Holms Property (defined herein) for ten years from the date of the acquisition closing (i.e. November 2010). With the issuance of the 40,000,000 shares to the Holms Energy members, the Holms Energy members own a controlling interest in BRI. Holms Energy disbursed 40,000,000 shares to its members on a ratable ownership basis as a liquidating dividend to members.

The Asset Purchase Agreement related to the acquisition of: (1) certain Holms Energy mineral rights in oil and gas rights on approximately 7,200 gross acres and 2,400 net mineral acres of land located in McKenzie County, 8 miles southeast of Williston, North Dakota (the “Holms Property”); (2) potential production royalty income from wells to be drilled on the property whose oil and gas mineral rights are owned by Holms Energy; and (3) the transfer of all right, title and interest to an Option to Purchase the mineral rights from Rocky G. Greenfield and Evenette G. Greenfield entered into between Holms Energy and the Revocable Living Trust of Rocky G. Greenfield and Evenette G. Greenfield related to purchasing additional oil and gas mineral rights and production royalty income on the Holms Property for One Million Six Hundred Forty Nine Thousand ($1,649,000) Dollars (the “Greenfield Option”) (altogether, the “Asset Acquisition”). The Greenfield mineral rights were acquired by Multisys Acquisition through the Asset Purchase Agreement with Holms Energy on November 12, 2010. Holms Energy entered into a $485,000 one month non-interest bearing loan from BRI (the “Greenfield Note”) to complete the initial payment of $400,000 for the purchase of the Greenfield mineral rights. The purchase price of the Greenfield mineral rights under the agreement with Holms Energy (which was assumed by the Company in connection with the completion of the November 2010 transactions) was an aggregate of $1,649,000 plus interest as follows: an initial payment of $400,000; installment payments generally in the amount of $30,000 per quarter plus interest at 5% per annum for 8 years and an original balloon payment in the amount of $289,000 (which is subject to reduction in the event the Company accelerates payments under the Greenfield Note). The scheduled installment payments of $30,000 per quarter are subject to the amount of 35% of net revenues received in connection with the purchased Greenfield mineral rights. Payments made in excess of the amounts originally scheduled are applied to the outstanding principal amount of the loan. The collateral for the Greenfield Note are the Greenfield mineral rights. Under the terms of the loan from BRI to Holms Energy, Holms Energy, in conjunction with the entry into the Asset Purchase Agreement on November 26, 2010, assigned the Greenfield mineral rights to Multisys Acquisition in exchange for forgiveness of $385,000 of the loan. The other $100,000 of the loan was to be applied to the Asset Purchase Agreement between BRI and Holms Energy, and on November 26, 2010, that $100,000 was applied to the Asset Purchase Agreement and the loan was forgiven.

Although the Greenfield Note included an eight year amortization of the former Greenfield properties, the Company accelerated these payments, retiring the debt in 2013.

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

Change of Control of Bakken Resources, Inc.

After the closing of the Asset Purchase Agreement on November 26, 2010 which involved, in part, the issuance of 40 million (40,000,000) shares of BRI common stock to Holms Energy, the Company subsequently declared a special liquidating dividend distribution of such 40 million shares to its members. Following such distribution, the members of Holms Energy beneficially then held in aggregate approximately 76.2% of the outstanding shares of common stock of Multisys Language Solutions after the closing of the Asset Purchase Agreement on November 26, 2010. After the closing of the transaction, based on an informal agreement in place, the current directors of MLS appointed the nominees designated by Holms Energy as members of the board of directors of MLS on December 1, 2010. Subsequently, the officers and directors of MLS resigned their positions, clearing the way for the appointment of new executive officers by a new board of directors of MLS. Pursuant to the authorization from MLS stockholders for the amendment of the articles of incorporation of MLS at a special meeting of stockholders, MLS changed its corporate name from Multisys Language Solutions, Inc. to Bakken Resources, Inc. on December 10, 2010 to reflect its new business focus.

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

(Source: Seeking Alpha (http://seekingalpha.com/article/1248431-bakken-the-downspacing-bounty-and-birth-of-array-fracking)

The drilling pattern in this graphic is known as array drilling. The offset pattern of drilling is expected to allow high density drilling for a spacing unit (1,280 acres). The goal is to increase the number of wells without impacting the number of barrels produced from each well.

BRI owns mineral acres in the Three Forks formation through its ownership of the former Greenfield mineral assets.

According to the NDIC’s Oil and Gas Division, the Bakken Shale in the Williston Basin is over 11,000 ft. deep at the center of the formation and rises to 3,100 ft. on the edges of the basin. The Bakken Formation is composed of three distinct members. The first layer averages twenty three feet in depth and consists of blackish marine shale. The second member runs from 30 ft. to 80 ft. and composed of interbedded limestone, siltstone, sandstone and dolomite. The bottom member is a dark black marine shale that averages 10 ft. to 30 ft. in thickness. All three formations that make up the Bakken are rich in an organic material called Kerogen. When Kerogen is heated (thermogenic processes) or broken down by organic means (biogenic processes), natural gas and oil are created. The Bakken Formation is capped by a very thick limestone formation called the Lodgepole. It is because of this limestone cap that there is so much gas and oil trapped in the shale horizon. The Bakken Formation is what is considered a thermally mature deposit and the oil from the Bakken has a 41 specific gravity and is deemed to be commercially high grade crude oil.

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

Two technologies are currently being used to enhance horizontal drilling: (1) log while drilling (“LWD”); and (2) drill string radar (“DST”). LWD uses long sensors which read gamma radiation given off by the formation, which provides real time information to the drillers and this information is gathered and assists drillers to drill in the optimum sections of the formation. DST provides information to the driller on the surface as to what direction, angle and depth the well is being drilled. The combination of the two technologies greatly assists keeping the drill bit in the optimum location within the Bakken formation. Below is a diagram example of horizontal drilling.

Governmental Regulations

Our operations are not directly subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole, however, operators who operate on our properties may be impacted by such rules and regulations.

Regulation of Oil and Natural Gas Production. Oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies. For example, the state of North Dakota and Montana requires permits for exploration drilling, operation of commercial wells, submission of several reports concerning operations of wells and imposes other requirements relating to the production of oil and natural gas. Such states may also have statutes and regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations by our operators can result in substantial penalties, which in turn may impact the amount of royalty revenue we derive from our leased properties. Although we believe that we are currently in substantial compliance with all applicable laws and regulations, to the extent they apply to us, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

The following environmental discussion may be applicable directly to our operators; however, we could be indirectly impacted, since environmental laws and regulations could significantly impact production of the wells on our properties. Our operators and properties are impacted by extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health, as such regulations relate to our operators. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

●	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
●	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
●	impose substantial liabilities for pollution resulting from its operations.

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

Our operations are also subject to the federal Clean Water Act and analogous state laws. The Clean Water Act and similar state acts regulate other discharges of wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, and costs to remediate and pay natural resources damages. Under the Clean Water Act, the U.S. Environmental Protection Agency (“EPA”) has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, or seek coverage under a general permit. Some of our properties may require permits for discharges of storm water runoff and our operators may apply for storm water discharge permit coverage and updating storm water discharge management practices at some of our facilities. These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.

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

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operators will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject our operators to significant expenses or could force our operators to discontinue certain operations altogether, which could materially impact our revenues.

Competition

The oil and natural gas industry is intensely competitive, and we compete with numerous other oil and gas exploration and production companies who may also be seeking oil well operators for leasehold interests. Many of these companies have substantially greater resources than we have. Not only do they explore for and produce oil and natural gas, but many also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties. They may also have more resources to define, evaluate, bid for, and purchase a greater number of properties and prospects than our financial or human resources permit.

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

Marketing and Customers

The market for oil and natural gas that our operators depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

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

Employees and Consultants

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

Available Information—Reports to Security Holders

Our website address is www.bakkenresourcesinc.com. We make available on this website free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports for officers and directors, and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. These filings are also available to the public at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

In addition, BRI regularly monitors and maintains information relating to drilling activity on wells which it has a mineral interest. Such information can also be found on our website.

ITEM 1A. RISK FACTORS

You should carefully consider the risks, uncertainties, and other factors described below. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Any of the factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, of which we are not yet aware, or that we currently consider to be immaterial may also impair our business operations.

Risks Associated with Our Business

We are an early stage company. We may never attain profitability.

We have a limited operating history for you to consider in evaluating our business and prospects. Our business relies upon receiving royalties on our lease mineral assets. The business of acquiring, exploring for, developing and producing hydrocarbon reserves is inherently risky. Our operations are therefore subject to all of the risks inherent in acquiring, exploring for, developing and producing hydrocarbon reserves, particularly in light of our limited experience in undertaking such activities. We may never overcome these obstacles.

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

Our current business model relates to the potential generation of revenue from royalties tied to certain leases. These leases have been granted to experienced exploration and operating companies, both of whom have prior experience in drilling deep lateral multi-fracture horizontal wells. Even after wells are drilled on property where the Company owns mineral rights, future income may be uncertain. Pursuant to the terms and conditions of the leases, we have no influence with regard to when the drilling will be undertaken, no decision making ability as to the location of any future wells and no influence as to the rate the wells are produced, if the operators are successful, of which there is no assurance. In the event the Lessees fail to meet their drilling commitment, the company has only three options: (1) it can agree to grant an extension; (2) it can renegotiate the terms of the existing leases; or (3) it can legally terminate the leases.

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

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes or warrants, which may adversely impact our financial condition.

Under the terms of the lease agreements with our contract oil drilling company leaseholders or Lessees, we have very little control over the number of wells that our Lessees choose to drill on our mineral rights properties and how much production they generate.

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

The success and timing of development activities by Lessees will depend on a number of factors that will largely be out of our control, including:

●	the timing and amount of capital expenditures;
●	their expertise and financial resources;
●	approval of other participants in drilling wells;
●	selection of technology; and
●	the rate of production of reserves, if any.

We have no control over the operational effectiveness or financial wherewithal of our operators.

Our current business model relies heavily upon our operators and their operational effectiveness and financial wherewithal. Therefore, our operating revenue and cash flow may be heavily impacted if our operators are not effective or accurate when determining our net royalty revenue.

Similarly, our business model is heavily predicated upon our operator’s ability to pay royalty when due and to have sufficient capital to maintain existing wells and to drill new wells.

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

We have a limited operating history. Our business operations must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a business in the oil and natural gas industries. There is nothing at this time on which to base an assumption that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including:

●	our ability to raise adequate working capital;
●	success of the development and exploration program conducted by the oil company Lessees operating on our property;
●	demand for natural gas and oil;
●	the level of our competition;
●	our ability to attract and maintain key management and employees; and
●	the ability of the of the oil company Lessees to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

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

Our acquisition or disposition strategy will subject us to certain risks associated with the inherent uncertainty in evaluating such transactions.

Our decision to acquire or dispose of a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Also, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition. Similarly, if we elect to see any of our current assets, we cannot be assured that all material information will be available to us to adequately evaluate the merits of such a sale. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken.

Any acquisition involves other potential risks, including, among other things:

●	the validity of our assumptions about reserves, future production, revenues and costs;
●	in the case of an acquisition, a decrease in our liquidity by using a significant portion of our cash from operations or borrowing capacity to finance acquisitions;
●	in the case of an acquisition, a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
●	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
●	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; and
●	an increase in our costs or a decrease in our revenues associated with any potential royalty owner or landowner claims or disputes;
●	in the case of any disposition, the risk that any such transaction may be undervalued based on information that may become available following the disposition of such assets

Competition in obtaining rights to explore and develop oil and gas reserves and for our Lessee to market any future production may impair our business.

The oil and gas industry is highly competitive. This competition is increasingly intense as prices of oil and natural gas on the commodities markets have increased in recent years. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through acquisitions. If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

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

Reliance on Consultants

Since Bakken uses a number of consultants, such consultants may not be subject to the standard internal controls that the Company has for its employees. Therefore, certain risks may be difficult for the Company to detect with respect to its consultants, such as direct, day-to-day oversight of consultant activities.

Net Royalty Interest Volatility

The Company’s cumulative net royalty interest is a result of (a) the product of net mineral acreage for each well and (b) the royalty percentage divided by (c) the spacing unit acreage declared by the state of North Dakota. The Company’s cumulative net royalty interest is subject to volatility for the following reasons:

1)

Split Mineral Estate: When the minerals were transferred into the Company from HEDC, only the mineral rights from the surface to the base of the Bakken formation were transferred. Therefore, the Company does not accrue royalty revenue from gross production from the any formation below the Bakken formation relating to the mineral rights that were purchased from HEDC.

2)

Varying Lease Royalty Percentages: The Company has sixteen different leases, each with stated royalty percentages that vary from 16% to 20%. Each lease can support many wells. Therefore, the Company’s cumulative net royalty interest is affected by the number of wells producing from each lease. If more wells are producing from leases with lower stated royalty percentages, this will reduce the Company’s net royalty interests and reduce revenue as well.

Operator Affiliate Sales

Many oil and natural gas production companies (operators) have wholly owned subsidiaries that purchase natural gas for resale. These sales, called affiliate sales, are not the result of an arm’s length transaction and are sometimes not permitted under the applicable mineral lease. Since royalties are based upon the gross revenue from the wellhead sale, the Company’s royalty revenue may be adversely impacted by such an affiliate sale.

Large Shareholders

Certain shareholders hold large portions of shares of the Company’s stock. As a result, the possibility exists that significant actions (such as voting or changing members of the Company’s Board of Directors) may occur by written consent rather than following a publicly filed document soliciting the vote or consent of the Company’s shareholders.

Risks Relating to the Ownership of Bakken Resources, Inc. Common Stock

Risks relating to low priced stocks will likely apply to our common stock.

Although our common stock is approved for trading on the OTC Bulletin Board, there has only been little trading activity in the stock. Accordingly, there is limited history on which to estimate the future trading price range of the common stock. If the common stock trades below $5.00 per share, trading in the common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-FINRA equity security that has a market price share of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the common stock which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell it.

Limitations on the liability of our directors and officers under our Articles of Incorporation and our Bylaws may result in us indemnifying such officers and directors.

Our Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by Nevada General Corporation Law as in effect from time to time, the personal liability of directors of BRI for monetary damages arising from a breach of their fiduciary duties as directors. The Articles of Incorporation also includes provisions to the effect that we shall, to the maximum extent permitted from time to time under the laws of the State of Nevada, indemnify any director or officer. In addition, our bylaws require us to indemnify, to the fullest extent permitted by law, any director, officer, employee or agent of BRI for acts which such person reasonably believes are not in violation of our corporate purposes as set forth in the Articles of Incorporation.

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

The market price of our common stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.

In the event that a public market for our common stock is created, market prices for the common stock will be influenced by many factors, some of which are beyond our control, including:

●	dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;
●	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
●	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
●	fluctuations in revenue from our oil and gas business as new reserves come to market;
●	changes in the market for oil and natural gas commodities and/or in the capital markets generally;
●	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;
●	quarterly variations in our revenues and operating expenses;
●	changes in the valuation of similarly situated companies, both in our industry and in other industries;
●	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
●	changes in the accounting methods used in or otherwise affecting our industry;
●	additions and departures of key personnel;
●	announcements of technological innovations or new products available to the oil and gas industry;
●	announcements by relevant governments pertaining to incentives for alternative energy development programs;
●	fluctuations in interest rates and the availability of capital in the capital markets; and
●	significant sales of our common stock, including sales by selling stockholders following the registration of shares under a prospectus.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Litigation

The Company is currently and has been a defendant in several lawsuits brought by various company shareholders. The outcome of litigation could, in the extreme, undermine the company’s liquidity by draining cash in its defense and potential judgments, could undermine profitability, and could undermine Bakken’s stock price if the litigation caused an inordinate amount of shares to hit the marketplace in a short time period.

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

Risks Related To the Oil and Gas Industry

Oil and natural gas prices are very volatile. A protracted period of oil and natural gas prices below the prices currently in effect may adversely affect our business, financial condition, results of operations, or cash flows.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. The price our oil company Lessees receive for oil and natural gas production on our mineral rights property heavily influences our royalty revenue, profitability, access to capital and future rate of growth. The prices our Lessees receive for their production and the levels of their production depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

●	The domestic and foreign supply of oil and nature gas;
●	The current level of prices and expectations about future prices of oil and natural gas;
●	The level of global oil and natural gas exploration and production;
●	The cost of exploring for, developing, producing and delivering oil and natural gas;
●	The price of foreign oil and natural gas imports;
●	Political and economic conditions in oil producing regions, including the Middle East, Africa, South America and Russia;
●	The ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
●	Speculative trading in oil and natural gas derivative contracts;
●	The level of consumer product demand;
●	Weather conditions and other natural disasters;
●	Risks associated with operating drilling rigs;
●	Technological advances affecting energy consumption;
●	Domestic and foreign governmental regulations and taxes;
●	The continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East;
●	The availability, proximity and capacity of oil and natural gas transportation, processing, storage and refining facilities;
●	The price and availability of alternative fuels; and
●	Overall domestic and global economic conditions.

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

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition, or results of operations.

Initially, our future success will depend on the success of our development, exploitation, production, and exploration activities conducted by our Lessees as our operators on our mineral rights property. Oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to participate in drilling projects, purchase mineral rights, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing, and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Furthermore, many factors may curtail, delay or cancel drilling, including the following:

●	delays imposed by or resulting from compliance with regulatory requirements;
●	pressure or irregularities in geological formations;
●	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and CO2;
●	equipment failures or accidents;
●	adverse weather conditions, such as freezing temperatures, hurricanes and storms;
●	unexpected operational events, including accidents;
●	reductions in oil and natural gas prices;
●	proximity to and capacity of transportation facilities;
●	title problems; and
●	limitations in the market for oil and natural gas.

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

Our future success will depend on the success of exploratory drilling conducted by the Lessees on our mineral rights property. Oil and gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our ability to produce revenue and our resulting financial performance are significantly affected by the prices we receive for oil and natural gas produced from wells on our acreage, if any. Especially in recent years, the prices at which oil and natural gas trade in the open market have experienced significant volatility, and will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

●	domestic and foreign demand for oil and natural gas by both refineries and end users;
●	the introduction of alternative forms of fuel to replace or compete with oil and natural gas;
●	domestic and foreign reserves and supply of oil and natural gas;
●	competitive measures implemented by our competitors and domestic and foreign governmental bodies;
●	political climates in nations that traditionally produce and export significant quantities of oil and natural gas (including military and other conflicts in the Middle East and surrounding geographic region) and regulations and tariffs imposed by exporting and importing nations;
●	weather conditions; and
●	domestic and foreign economic volatility and stability.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into the targeted subsurface formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing using fluids other than diesel is currently exempt from regulation under the federal Safe Drinking Water Act (the “SDWA”), but opponents of hydraulic fracturing have called for further study of the technique’s environmental effects and, in some cases, a moratorium on the use of the technique. Several proposals have been submitted to Congress that, if implemented, would subject all hydraulic fracturing to regulation under SDWA. Eliminating this exemption could establish an additional level of regulation and permitting at the federal level that could lead to Our Lessees’ operational delays or increased their operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our Lessees’ cost of compliance and doing business. In addition, the EPA’s Office of Research and Development is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water. The results of that study, which are expected to be available in draft during 2014 for peer review and public comment, could advance the development of additional regulations.

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

We are not geographically diversified and rely almost exclusively on production from the Bakken Formation.

Production and transportation costs in the Bakken Formation are high relative to some other oil-producing regions in the United States. Seasonal weather conditions in this particular region of the United States can become severe, which may further impact both production and transportation costs. Even though the Bakken Formation is widely believed to be capable of producing large quantities of oil and natural gas using horizontal drilling techniques, the predictions underlying that belief could prove to be incorrect, and horizontal drilling techniques may not continue to be effective or may be impacted by changes in applicable law or regulations. There is also no guarantee that the specific portions of the Bakken Formation comprising the Company’s assets will be profitable even if the Bakken Formation as a whole continues to generate profitability. These risks result from only a few of the things upon which continued operational success in the Bakken region relies, and the Company cannot anticipate every reason the Bakken Formation may become economically unprofitable for the Company. If one or more of these or any other risk materializes (whether foreseen or not), the impact could materially harm the Company because the majority of its assets are located in the Bakken region.

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

The BRI mineral rights are leased primarily to three well operators, Oasis Petroleum, Continental Resources and Statoil ASA (formerly, Brigham Oil). As of December 31, 2013, we have received division orders and/or royalty payments for thirty (30) Bakken formation wells, twelve (12) Three Forks formation wells, and three (3) Madison formation wells.

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

The following table presents information about the produced oil and gas volumes for the years ended December 31, 2013 and 2012. The information comes from the NDIC website and royalty payments received from the well operators. As of December 31, 2013, the Company has received division orders for thirty (30) Bakken formation wells, twelve (12) Three Forks formation wells, and three Madison formation wells. The reported amounts are from those wells. The Company did not begin operations until late 2010.

	Year Ended
	December 31
	2013	2012
Net Production
Oil (Bbl)	3,354,315	1,316,591
Natural Gas (Mcf)	2,822,795	442,447
Average Sales Price
Oil (per Bbl)	$85.25	$85.16
Natural Gas (per Mcf)	$5.72	$6.19

The Company’s royalty payments from the production noted above vary by well. Wells are drilled in spacing units which are typically initially set by the NDIC at 1,280 acres or two sections but can include up to four sections. The royalty percentage is determined based on the amount of mineral interest acreage owned by BRI and the lease rate for that acreage. Because the mineral interest owned by BRI varies by well, the royalty percentage also varies. Our average royalty for the thirty (30) Bakken formation wells and twelve (12) Three Forks formation wells is approximately 1.35%. Using the numbers shown above, if the reported oil production was sold at the average sales price of $85.16 per barrel, gross revenue would be $285,854,724. Multiplying the average royalty percentage of 1.35% times the gross revenue results in a royalty payment of $3,859,039. Actual royalty payments received by BRI in 2013 total $3,622,951.

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

TOWNSHIP 151 NORTH, RANGE 100 WEST

Section 5:	Lot 3 (40.06), 4 (40.02), S/2 NW/4, SW/4NE/4, E/2SW/4, SE/4SW/4
Section 6:	Lots 2, 3; SW1/4 NE1/4, SE1/4, NWI/4, NW1/4 SE1/4, SE1/4, SE1/4

TOWNSHIP 152 NORTH, RANGE 100 WEST

Section 5:	SW1/4 SW1/4
Section 6:	S1/2 SE1/4, SE1/4 SW1/4 Lot 14,
Section 7:	Lots 1,2,3,4; E1/2 SW1/4, E1/2, E1/2 NW1/4
Section 8:	SE 1/4 SE 1/4, SW1/4, W1/2 NWl/4,SE 1/4 NW1/4, SW1/4 SE1/4
Section 9:	Lots 1,2,3,4; SW 1/4 NW1/4, NE 1/4 SW1/4, SW1/4 SE 1/4,
Sl/2 SW1/4, NW1/4 SWl/4, SE1/4 SE1/4
Section 10:	Lots 2, 3,4; S 1/2 SW1/4
Section 15:	NE 1/4 NW1/4
Section 17:	NE 1/4, E1/2 NW1/4, NW1/4 NW1/4, N1/2 SW1/4 NW1/4, SE ¼,
E1/2 SW1/4, S1/2 SW1/4, NW1/4, W1/2 SW1/4

Section 18:	N1/2 NE1/4, NE1/4 NW1/4, Lot 1
Section 20:	All
Section 21:	All
Section 22:	W 1/2 W1/2, SE1/4 SW1/4, NE1/4 SE1/4, S1/2, SE1/4, NE1/4
SW1/4 NW1/4 SE1/4, E1/2 NWl/4
Section 23:	W1/2 SWl/4
Section 29:	NE1/4, N1/2 NW1/4
Section 30:	Lots 3,4; El/2 SWl/4, W1/2 SE 1/4
Section 31:	Lots 1,2,3,4; E1/2 W1/2, E1/2
Section 32:	SE 1/4 NW1/4, W1/2 W1/2, NE 1/4SW ¼, SENE, NESE

TOWNSHIP 152 NORTH, RANGE 101 WEST

Section 1:	SE 1/4 SE 1/4
Section 12:	SE1/4 NE1/4, E1/2 SE1/4, NE1/4 NE1/4
Section 13:	N1/2 NE1/4, NW1/4
Section 24:	SW1/4
Section 25:	NW 1/4 NE 1/4, S1/2 NE 1/4, N1/2 NW 1/4, SE1/4 NW1/4, NE 1/4
SW1/4, N1/2 SE1/4, SE1/4SE1/4
Section 26:	SE 1/4
Section 35:	NE 1/4NE 1/4, S1/2 NE 1/4, SE 1/4 NW1/4

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
Bakken Resources, Inc.
McKenzie County, N.D.
(Each section is approximately 640 acres or one (1) square mile)

Description of Oil Leases and Oil Production

As of December 31, 2013, our properties in North Dakota are leased primarily to three operators: Oasis Petroleum, Continental Resources, and Statoil ASA. The executed oil leases cover various parcels of land in the same general region, primarily in McKenzie County, North Dakota. The leases have lease periods of between 3 and 8 years with starting dates from March 2003 to December 2009. All but three of the leases have landowner royalties’ payable by the oil company Lessees on gross proceeds from oil and gas production of 17%. Currently, most of the leases covering the Company’s mineral acres contain what is commonly referred to as “continuous drilling clauses”. Generally, a continuous drilling clause requires an operator to maintain active drilling operations in order to hold or extend an oil and gas lease past the natural expiration date of the lease. A majority of the Company’s current leases currently have active drilling operations and are likely to have active operations in the foreseeable future.

The following table describes in general a representative sample of the leases held by the Company. From time to time, leases may be divided or consolidated among various lessees without prior consent or notification to the Company so such table is intended for illustrative purposes only.

						Total
						Landowner
Legal	Lease	Gross	Net	Original	Current	Royalty
Description	Period	Acres	Acres	Leasee	Leasee	Percentage
151N, R100W, Section 6: Lots 2(40.00),3(40.00), SE4NW4, SW4NE4	7/29/08-7/29/13	1203.10	614.36	Empire Oil	Statoil	17.00%
152N, R100W, Sec 8: NW4NW4, S2NW4, SW4, S2SE4, NE4NE4	"			Empire Oil	Oasis Petroleum	17.00%
152N, R100W, Sec 9: Lots 1(21.20), 2(26.60), 3(42.10), 4(43.00), SW4NW4, SW4, S2SE4	"			Empire Oil	Continental Resources	18.75/20%
152N, R100W, Sec 10: Lots 2(18.80),3(17.20),4(34.20), S2SW4	"			Empire Oil	Continental Resources	17.00%
152N, R100W, Sec 15: NE4NW4	"			Empire Oil	Oasis Petroleum	17.50%
152N, R101W, Sec 1: SE4SE4	"			Empire Oil	Oasis Petroleum	17.00%
152N, R100W, Sec 5: SWSW	7/14/08-7/14/13	193.38	95.30	Empire Oil	Oasis Petroleum	17.00%
152N, R100W, Sec 6: Lot 14(33.38) S2SE, SESW	"			Empire Oil	Oasis Petroleum	17.00%
152N, R100W, Sec 7: Lot 1(33.53), Lot 2(33.55), E2NW4, NE4	3/1/05-3/1/12	307.08	150.87	Sundance	Oasis Petroleum	16-17.5%
152N, R100W, Sec 17: All plus all accretions and riparian rights thereto	9/9/03-9/9/11	2227.22	792.86	Empire Oil	Oasis Petroleum	17.00%
152N, R100W, Sec:7: Lots 3(33.63), 4(33.59), E2SW, SE Plus all accretions and riparian rights thereto	“			Empire Oil	Oasis Petroleum	16-17.5%
152N, R100W, Sec 20 All	"			Empire Oil	Oasis Petroleum	17.00%
152N, R100W, Sec 21 All	"			Empire Oil	Continental Resources	17.00%
152N, R100W, Sec 18: Lot 1(33.63), NENW, N2NE	5/21/09-5/21/12	393.63	153.45	Empire Oil	Oasis Petroleum	18.75%
152N, R101W, Sec 13: N2NE, NW	"			Empire Oil	Oasis Petroleum	18.75/20%
152N, R100W, Sec 22: W2, SE4	1/19/05-1/19/12	480.00	156.57	Armstrong	Oasis Petroleum	17-17.5%
152N, R100W, Sec 23: W2SW	7/14/08-7/14/11	80.00	19.43	Empire Oil	Continental Resources	20.00%
152N, R100W Sec 29: NE, N2NW	11/24/04-11/24/11	1028.68	140.98	Empire Oil	Oasis Petroleum	17.00%
152N, 100W, Sec 30, Lot 3 (34.31), Lot 4 (34.37), E1/2SW1/4, W1/2SE1/4
152N, 101W, Sec 24 SW1/4
152N, R101W, Sec 25: NWNE, S2NE, N2NW, SENW, NESW, N2SE, SESE	"			Empire Oil	Statoil	17.00%
152N, R100W, Sec 31: Lot 1(34.43), 2(34.49), 3(34.55), 4(34.61), E2W2, E2	7/14/08-6/10/12	858.08	197.27	Empire Oil	Oasis Petroleum	16.67-17%
152N, R100W, Sec 32: W2W2, SENW, NESW	"			Empire Oil	Oasis Petroleum	17.00%
	4/8/2008 -		6.93	Diamond
152N, R101W, Sec 26 SE, except 6.32 acres	4/8/2011	153.68		Resources		17%
152N, R101W, Sec 35: E 1/2 NE 1/4, SW 1/4 NE 1/4, SE 1/4 NW 1/4	9/13/2002 - 9/13/2005	160.00	7.22	Diamond Resources	Statoil	15/22%

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

To illustrate, the leases with Oasis Petroleum do not specify which geological formation must be drilled, but they are specific to oil and gas hydrocarbon drilling. The leases do not impose any performance criteria on the Lessees except the date that well is required to be drilled. We have no control over any operating decisions made by Oasis Petroleum as it relates to: (1) which formation it will drill; (2) levels at which the well will be produced; (3) who Oasis Petroleum uses as contractor for drilling and completing wells; (4) who Oasis Petroleum sells the oil and gas to; or (5) any influence on any aspect of recovery.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements; we do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings or proceeds we may receive in the development or expansion of our business. There can be no assurance that any dividends on the common stock will ever be paid because any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

●	our financial condition;
●	earnings;
●	need for funds;
●	capital requirements;
●	prior claims of preferred stock to the extent issued and outstanding; and
●	other factors, including any applicable laws.

Securities Authorized for Issuance under Equity Compensation Plans

Stock Option Plan

The Board of Directors of our predecessor approved the Stock Option Plan on November 3, 2008 and then on June 16, 2010, authorized an increase in the total common stock, $.001 par value, available in the Company's 2008 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares (the “2008 Option Plan”), to be granted to officers, directors, consultants, advisors, and other key employees of BRI and its subsidiaries. This was ratified by the shareholders on November 12, 2010 (when the Company was known as Multisys Language Solutions, Inc.). The total number of options that can be granted under the plan will not exceed 5,000,000 shares. Non-qualified stock options will be granted by the Board of Directors with an option price not less than the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock.

Each option granted under the 2008 Option Plan will be assigned a time period for exercising not to exceed ten years after the date of the grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for BRI’s continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to BRI in the future.

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2013. There are no equity compensation plans not approved by security holders.

Plan Category	Number of securities to be issued	Weighted-average exercise	Number of securities remaining
	upon exercise of outstanding	price of outstanding options,	available for future issuance under
	options, warrants, and rights.	warrants, and rights	equity compensation plans (excluding
			securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plan
approved by security holders	500,000	$0.10	4,500,000

Total	500,000	$0.10	4,500,000

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new acquisitions, products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” under Item 1A above that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

BRI is an oil and gas company, with leased mineral interest properties located mostly in the Bakken. As of December 31, 2013, the Company owns mineral rights to approximately 7,200 gross acres and 2,400 net mineral acres of land located about 8 miles southeast of Williston, North Dakota. Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of 12% from the oil and gas produced on such lands. We have no rights to influence the activities conducted by the Lessees of our mineral rights. We will primarily focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.

BRI has continued to evaluate projects potentially complementary to its core business operations, including projects located in Idaho, Colorado and Texas. In addition, the Company has begun active discussions with industry and regulatory authorities on potential enhanced oil recovery (EOR) projects for application initially in the Williston Basin.

From time to time, we have raised funds from private investors. On February and March, 2011, we entered into agreements relating to the private placement of $745,000 of our securities through the sale of 2,980,000 shares of our common stock at $0.25 per share, with 1,490,000 total warrant shares attached that are exercisable at $.50 per share for three years from the date of these respective sales and callable at $0.01 per share at any time after the respective closing dates, if the underlying shares are registered and the common stock trades for 20 consecutive trading days at an average closing sales price of $.75 or more. In conjunction with the private placement, there was $139,075 in offering costs. The placement was undertaken by the officers of the Company. The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds from these sales of unregistered securities were used to fund Company operations. With the conclusion of the February and March 2011 closings, the raise under the original private placement which commenced in November 2010 for $2.5 million were completed in full.

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

Results of Operations

Our general and administrative costs decreased from $124,407 for the year ended December 31, 2012, to $107,615 for the year ended December 31, 2013. This decrease was attributable primarily to supplies, administrative expenses, consulting fees, professional fees, travel costs, and stock issued for Director compensation. The following tables provide selected financial data about our company as of December 31, 2013, and December 31, 2012.

	(Restated)	December 31,
	December 31,	2012
Balance Sheets Data:	2013
Cash	$1,523,601	$693,320
Mineral rights and leases, property, plant and
equipment and oil and gas properties, net of
accumulated depletion and depreciation	823,045	1,271,399
Total assets	4,493,702	2,930,837
Total current liabilities	1,378,527	385,848
Long-term portion installment	-	847,119
Stockholders’ equity	3,115,175	1,697,869
Total liabilities and stockholders’ equity	$4,493,702	$2,930,839

	(Restated) Year
Selected Statements of	Ended December	Year Ended
Operations Data:	31, 2013	December 31, 2012
Revenue	$3,972,570	$1,727,818
Payroll	338,173	330,534
Professional fees	1,154,246	969,390
General and administrative	107,615	124,407
Net Income (Loss)	1,321,528	(399,403)
Net Loss Per Common Share	$0.02	$(0.01)

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

Net cash provided by operating activities for the year ended December 31, 2013, was $1,672,292 compared to net cash provided by operating activities of $84,362 for the year ended December 31, 2012. For the year ended December 31, 2013, our total operating expenses were $2,134,388 as compared to $1,878,910 for the year ended December 31, 2012, which increase is primarily attributable to increased professional fees offset by decreased depreciation and depletion. We expect our use of cash for operating expenses to continue at approximately $80,000 per month over the next twelve months compared to the year ended December 31, 2013. Our material financial obligations include legal fees, public reporting expenses, transfer agent fees, bank fees, and other recurring fees.

For the year ended December 31, 2013, professional fees were a significant portion of our operating expense. Professional fees can be broken down into the following categories: (i) consultant fees totaled $128,923; (ii) legal costs totaled $857,106; (iii) stock based compensation totaled $95,718; and (iv) other professional fees (accounting, auditing, and transfer agent services) totaled $56,508. The Company anticipates these fees will be similar in 2014.

There were no unusual or infrequent events or transactions or any significant economic changes that materially affected the amount of reported income from continuing operations.

As noted above, royalty payments received by the Company increased substantially. BRI expects this trend to continue as the Bakken formation wells begin to infill on our mineral acreage. As new wells are drilled and begin to produce, both revenue and cash royalties should increase.

A review of the financial statements shows a significant increase in revenue compared with the previous year. This increase is attributable to the number of new wells being completed and producing. At the beginning of 2013, the Company received royalty payments on twelve Bakken formation wells. By the end of 2013, BRI received royalty payments on an aggregate of forty-one (41) Bakken, Three Forks, and Madison formation wells.

Liquidity and Capital Resources

As of December 31, 2013 we had cash of $1,523,601. Due to the increased royalty payments, the company has been cash positive in 2013. Given our recent rate of use of cash in our operations we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others. Net cash provided by financing activities for the period from June 6, 2008 (inception), through December 31, 2013, was $1,449,033. This funding came from:

●	43 investors in an offering of common stock at $0.033 per share totaling $110,250 that ended in October of 2008
●	$750 from our three officers for common stock at $0.0003 per share
●	a private common stock sale of 600,000 common shares for $10,000 on April 16, 2010
●	a private common stock sale of 140,000 common shares for $35,000 on November 1, 2010
●	proceeds from a private placement closed November, 2010, totaling $1,760,000, minus $139,075 in offering costs
●	subtracting $100,000 in stockholder distribution
●	subtracting payments made on debt of $123,888 during 2011
●	subtracting cash paid for deferred financing costs of $21,000 during 2011
●	proceeds from the issuance of convertible debt of $300,000 during 2011
●	proceeds from the exercise of warrants of $10,000 during 2011
●	$727,000 of proceeds received for the sale of common stock in 2011
●	$25,000 in proceeds received for the sale of common stock in 2012
●	Subtracting payments made on debt of $302,993 in 2012
●	Subtracting payments made on debt of $842,011 in 2013

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and convertible debt. In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the royalties paid to us from oil and gas operations on our existing properties, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity or debt financings.

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2013.

(Restated)
December 31,
2013
Current Assets	$3,670,657
Current Liabilities	$1,378,526
Working Capital	$2,292,131

Current Assets include cash, accounts receivable, accrued royalty receivable, and prepaid expenses. A significant portion of our current assets comes from accrued royalty receivable. The Company accrues royalty revenue based on reported production of the wells. New wells sometimes report production up to 150 days before beginning payments to royalty owners. This can result in a substantial receivable balance. Based on past history, BRI expects to receive accrued royalty revenue in full.

In addition, in 2013, the Company did not receive certain accrued royalties in the amount of approximately $1.9 million from one of its operators in 2013 as a result of a lis pendens filed in North Dakota relating to the Company’s lawsuit with Allan Holms in the State of Washington. The Company received substantially all of such accrued royalties in the first quarter of 2014.

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

As of December 31, 2013, we have collected approximately $6,608,526 in royalty payments from our wells under production. We received our first royalty check in August 2011. As of December 31, 2013, we have received royalty checks primarily from the production of forty-one (41) wells.

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

We anticipate the next six months will continue to show operating income. This is due to the number of wells showing production and collection of royalty payments from that production. We have collected approximately $6,608,526 in royalty payments from August 2011 to December 2013 from production on forty-one (41) wells. We have information that an additional six (6) wells are either in production or are in confidential status. Although we believe that income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, there can give no assurance that we will be successful in addressing operational risks as previously identified under the "Risk Factors" section, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

The table below shows the wells located on BRI mineral acreage as of December 31, 2013.

Well Name	Formation	Status
Oasis Petroleum Operated Wells
Lindvig 14-12H	Madison	Producing
Schmitz 44-30H	Madison	Producing
Lyle 1-35H	Madison	Producing
Brier 5200 42-22 H	Bakken	Producing
Hysted 44-19H	Three Forks	Producing
Stewart 12-29H	Bakken	Producing
Bering 5200 12-29H	Bakken	Producing
Catch Federal 5201 11-12H	Bakken	Producing
Cliff Federal 5200 14-5H	Bakken	Producing
Lefty 5200 13-30H	Bakken	Producing
Casey 5200 13-30B	Bakken	Producing
Zaye Federal 5201 3-2H	Bakken	Producing
Doris H 5200 14-20B	Bakken	Producing
Leanne 5201 41-24B	Bakken	Producing
Taylor N 5200 14-2B	Bakken	Producing
Sully 5200 11-30B	Bakken	Producing
Inigo 5200 43-20B	Bakken	Producing
Pingora 5200 41-20B	Bakken	Producing
Pikes 5200 41-20B	Bakken	Producing
John Federal 5201 41-12B	Bakken	Permitted
Birdhead 5200 41-22T	Three Forks	Producing
Elery H 5200 14-20T	Three Forks	Producing
Carol JA 5200 14-29T	Three Forks	Producing
Morrison 5200 11-30B	Bakken	Producing
Shields 5200 43-20T	Three Forks	Producing
Leo 5200 43-20B	Bakken	Producing
Toby 5200 43-20T	Three Forks	Producing
Sherman 5200 41-20T	Three Forks	Producing
Newberry 5200 41-20T	Three Forks	Producing
Mabel Federal 5201 41-12T	Three Forks	Permitted
Ida 5200 21-28B	Bakken	Drilling
Jade 5200 21-28T	Three Forks	Confidential
Lefty 14-30 3B	Bakken	Drilling
Hysted 14-30 2B	Bakken	Permitted
Brier 5200 11-27 8T2	Three Forks	Permitted

Continental Resources Operated Wells
Missoula 1-21H	Bakken	Producing
Anderson 1-45H	Bakken	Producing
Alpha 3-14H	Bakken	Producing
Alpha 1-14H	Bakken	Producing
Alpha 2-14H	Bakken	Producing
Missoula 2-21H	Bakken	Producing
Missoula 3-21H	Three Forks	Producing
Missoula 4-21H	Three Forks	Producing
Missoula 6-21H	Three Forks	Producing
Missoula 7-21H	Bakken	Producing
Missoula 5-21H	Bakken	Confidential
Alfsvaag 1-13H	Bakken	Producing
Florida 2-11H	Bakken	Drilling
Florida 3-11H	Bakken	Producing
Jerry 1-8H	Bakken	Producing

Statoil/Brigham Operated Wells
William 25-26 #1H	Three Forks	Producing
Patent Gate 7-6 #1H	Bakken	Producing
Forest 26-35 #1H	Bakken	Producing

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

Revenue Recognition

The Company follows the guidance the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement, the Company recognizes revenue when production occurs under our leased property as shown on the operator run tickets and information available through the North Dakota Industrial Commission’s website. The royalty income is calculated monthly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bakken Resources, Inc.
Helena, Montana

We have audited the consolidated balance sheet of Bakken Resources, Inc. as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bakken Resources, Inc. as of December 31, 2012, were audited by other auditors whose report dated April 12, 2013, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2013 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bakken Resources, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, the 2013 financial statements have been restated to correct misstatements to the financial statements.

DRAFT COPY ONLY

DeCoria, Maichel & Teague P.S.
Spokane, Washington

August 31, 2016

BAKKEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013
	(Restated see Note 10)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$1,523,601	$693,320
Accounts receivable	2,126,104	745,226
Prepaids	20,952	9,904
Total Current Assets	3,670,657	1,448,450
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $22,376 and $13,620	15,272	24,028
PROVED MINERAL RIGHTS AND LEASES, net of accumulated depletion of $845,227 and $519,629	689,773	1,129,371
PROVED OIL AND GAS PROPERTIES, using successful efforts accounting, net of accumulated depletion of $0	68,000	68,000
UNPROVED MINERAL RIGHTS AND LEASES	50,000	250,000
Total Assets	$4,493,702	$2,919,849
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,564	$78,562
Accrued liabilities	183,494	7,153
Royalty payable to related party	403,222	169,145
Related party payable	235,500	—
Income tax payable	513,747	—
Current portion installment	—	120,000
Total Current Liabilities	1,378,527	374,860
Long-term portion installment	—	847,119
Total Liabilities	1,378,527	1,221,979
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital	3,496,296	3,400,578
Accumulated deficit	(437,856)	(1,759,443)
Total Stockholders' Equity	3,115,175	1,697,870
Total Liabilities and Stockholders' Equity	$4,493,702	$2,919,849

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2013
	(Restated see Note 10)	2012
REVENUES	$3,972,570	$1,727,818
OPERATING EXPENSES:
Depreciation and depletion	334,354	453,629
Payroll	338,173	330,534
Professional fees	1,154,246	969,390
Loss on impairment of asset	200,000	950
General and administrative expenses	107,615	124,407
Total Operating Expenses	2,134,388	1,878,910
INCOME (LOSS) FROM OPERATIONS	1,838,182	(151,092)

OTHER INCOME (EXPENSES):
Interest income	833	1,418
Other income	—	505
Loss on extinguishment of debt		(22,092)
Gain on interest settlement	15,608	—
Interest expense	(19,228)	(228,142)
Total other income (expenses)	(2,847)	(248,311)
NET INCOME (LOSS) BEFORE INCOME TAXES	1,835,334	(399,403)
Income tax expense	513,747	—
NET INCOME (LOSS)	$1,321,587	$(399,403)
NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$0.02	$(0.01)
Weighted average common shares outstanding
- basic	56,735,350	55,927,169
- diluted	56,819,276	55,927,169

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013 (Restated see Note 10) AND 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances - December 31, 2011	56,467,500	$56,468	$2,732,457	$(1,360,040)	$1,428,885
Common stock issued for conversion of
debt and interest	417,850	417	156,277	—	156,694
Common stock issued for cash	50,000	50	24,950	—	25,000
Options expense	—	—	290,369	—	290,369
Warrants issued for induced conversion
of debt	—	—	174,233	—	174,233
Warrants issued with debt extensions	—	—	22,092	—	22,092
Common stock returned to the Company
and cancelled	(200,000)	(200)	200	—	—
Net loss	—	—	—	(399,403)	(399,403)
Balances - December 31, 2012	56,735,350	56,735	3,400,578	(1,759,443)	1,697,870
Options expense	—	—	95,718	—	95,718
Net income (As Restated)	—	—	—	1,321,587	1,321,587
Balances - December 31, 2013 (As Restated)	56,735,350	$56,735	$3,496,296	$(437,856)	$3,115,175

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2013 (Restated
	see Note 10)	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,321,587	$(399,403)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and depletion expense	334,354	453,629
Options expense	95,718	290,369
Loss on disposal of fixed asset		950
Loss on impairment of asset	200,000
Warrants issued for induced conversion of debt	—	174,233
Gain on interest settlement	(15,608)	—
Loss on extinguishment of debt	—	22,092
Consulting services paid through transfer of fixed asset	—	1,598
Changes in operating assets and liabilities:
Accounts receivable	(1,380,878)	(559,764)
Prepaids	(11,047)	(6,214)
Accounts payable	(35,999)	62,677
Royalty payable to related party	234,077	87,199
Accrued liabilities	180,841	(26,853)
Related party payable	235,500	—
Income tax liability	513,747	—
Deferred income	—	(16,151)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,672,292	84,362
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of oil and gas property		(68,000)
Cash paid for acquisition of property and equipment	—	(1,312)
NET CASH USED IN INVESTING ACTIVITIES	—	(69,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on installment	(842,011)	(302,993)
Proceeds from sale of common stock, net of offering costs	—	25,000
NET CASH USED IN FINANCING ACTIVITIES	(842,011)	(277,993)
NET CHANGE IN CASH	830,281	(262,943)
Cash at beginning of year	693,320	956,263
Cash at end of year	$1,523,601	$693,320
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$19,288	$65,669
NONCASH INVESTING AND FINANCING ACTIVITIES:
Settlement of installment from reduced acreage in mineral property	$114,000	$200
Common stock issued to settle debt and accrued interest	—	156,694

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

Bakken Resources, Inc. (“BRI”) was incorporated on June 6, 2008 in Nevada. On June 11, 2010, BRI and Bakken Development Corporation, its wholly-owned Nevada subsidiary entered into an Option to Purchase Assets Agreement with Holms Energy to purchase certain oil and gas production royalty rights on land in North Dakota. This option was exercised on November 26, 2010.

Formation of BR Metals, Inc.

On January 13, 2011, the Company formed BR Metals, Inc. in Nevada. BR Metals Inc. is a wholly owned subsidiary of the Company and engages in the business of identifying, screening, evaluating, and acquiring precious metals properties in the Western United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of consolidation

The consolidated financial statements include those of Bakken Resources, Inc. and its wholly-owned subsidiaries, Bakken Development Corporation. and BR Metals, Inc. (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are made with regard to income taxes, asset impairments and depreciation.

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

Property and equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets’ estimated useful life. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Depreciation expense for the years ended December 31, 2013 and 2012 was $8,756 and $8,892 respectively.

Oil and Gas Properties and Mineral Rights

The Company applies the successful efforts method of accounting for oil and gas properties. The Company owns royalty interests and one working interest. The Company capitalizes asset-acquisition costs. Unproved oil and gas properties and mineral rights are periodically assessed to determine whether they have been impaired, and any impairment in value is charged to expense. The costs of proved properties are depleted on an equivalent unit-of-production basis. The reserve base used to calculate depletion is the sum of proved reserves. During 2013 and 2012, the Company impaired the value of an asset referred to as "Duck Lake." The impairment related to an overstatement stemming from what the Company believes was an incorrect valuation of the underlying asset. Overstatement of the Duck Lake property value appears to have been related to misconduct by our CEO, Val M. Holms. Depletion expense for 2013 and 2012 was $325,598 and $444,737, respectively.

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

Impairment of long-lived assets

The Company follows paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company determined that the value of an asset referred to as “Duck Lake” was impaired during the year ended December 31, 2013 (see Notes 3 and 10).

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of financial instruments, such as cash, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013 or 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for 2013 or 2012. As of December 31, 2013, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with oil and gas producing properties, and mineral rights and leases, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement, the Company recognizes revenue when production occurs under the 14 separate mineral leases granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Brigham Resources, and 3) Continental Resources, Inc. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement. The royalty income is calculated monthly and the Company recognizes royalty income as production is reported by well on the North Dakota Industrial Commission website.

Stock-based compensation for obtaining employee services

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of ASC 718. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounted for equity instruments issued to parties other than employees for acquiring goods or services under the recognition and measurement principles of the fair value recognition provisions of section 505-50-30 of the FASB Accounting Standards Codification. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur. The fair value of the warrants is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements. Reclassified amounts were not material to the financial statements.

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

The Company accrued $513,747 for federal and state income tax liability for 2013.

Net income or loss per common share

Net income or loss per common share is computed pursuant to paragraph 260-10-45-10 of the FASB Accounting Standards Codification. Basic net income or loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock warrants. 333,332 common stock options were included in the diluted calculations, while 1,872,001 common stock warrants were excluded from the calculation of diluted loss per share for the year ended December 31, 2013, as the effect would have been anti-dilutive.

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

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

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

As of December 31, 2012, the aggregate unpaid balance under the installment note was $967,119. Under the terms of the agreement, in the event that a comprehensive mineral title search revealed that the net acres acquired by the Company were less than 824.5 net mineral acres, the purchase price and corresponding installment note would be reduced by $2,000 per acre. During July 2013, a comprehensive mineral title search was completed and it was determined that the Company acquired 57 less acres than originally stated in the mineral rights acquisition agreement. Accordingly, the carrying value of the proved mineral rights and the amount owed under the corresponding installment note were reduced by $2,000 per acre, or $114,000. In addition, the interest previously accrued and paid on this $114,000 of principal was forgiven resulting in a further reduction of principal in the amount of $11,108 and a reduction of accrued interest in the amount of $4,500. The Company recognized a gain on the settlement of interest of $15,608 and a reduction to the carrying value of the proved mineral rights of $114,000 during the year ended December 31, 2013. Upon completion of the comprehensive mineral title search and settlement of the installment note and interest, the Company paid in full the remaining principal balance of the installment note of $842,011. The outstanding balance was $0 as of December 31, 2013.

On September 21, 2011, the Company purchased an undivided 50% interest in minerals contained in approximately 2,200 acres located in Glacier County, Montana (also referred to as Duck Lake). The purchase price of these rights was $250,000. It has been determined through a subsequent independent investigation that these mineral rights likely were deliberately overvalued by $200,000 by an executive officer. The rights carrying cost has been adjusted to reflect the correct value, $50,000.

Depletion expense recorded on the mineral rights for 2013 and 2012 was $325,598 and $444,737, respectively.

Acquisition of Working Interest

On July 3, 2012, the Company purchased a 17% working interest in an oil well located in Archer County, Texas for $68,000 cash from Holms Energy, which is owned by an officer of the Company. The property was not yet producing as of December 31, 2013.

NOTE 4 – RELATED PARTY TRANSACTIONS

Royalty payable – officer

In connection with the acquisition of the Holms Property (see Note 3), the Company granted to Holms Energy, which is owned by an officer of the Company, a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of December 31, 2013 and 2012, the royalty payable was $403,222 and 169,145, respectively. The corresponding royalty expense was $801,078 and $520,066, respectively.

Since 2011, errors in accruing overriding royalties payable to Holms Energy have existed. Management has analyzed the effect of these errors and restated the Company’s 2013 accrued royalties payable to correct the cumulative effect of the errors (see Note 10).

Related Party Payable

Historically net royalty payments received from Oasis Petroleum for production emanating from mineral rights owned by Holms Energy Development Corporation (a related party) have been included in net royalty payments due the Company. Oasis Petroleum did not recognize Holms Energy Development Corporation (HEDC) until November 2014. As a result, the Company has included amounts in its previously reported revenues that are revenues of HEDC. Management has analyzed the effect of these errors and restated the Company’s 2013 revenues to correct the cumulative effect of the errors (see Note 10). At December 31, 2013 the Company has accrued $235,500 payable to HEDC as a result of this correction.

Joint Venture Agreement: On July 3, 2012 the Company purchased a 17% working interest in an oil well located in Archer County, Texas for a price of $68,000 cash from Holms Energy Development Corp. (“HEDC”). HEDC is owned by Val Holms, our CEO. This transaction was reviewed by the Company’s independent directors and approved by our Board, with Mr. Holms recusing himself from such Board vote.

In 2011, HEDC acquired a 51% working interest of a 78.25% net revenue interest in the Jennings AA and BB leases in Archer County Texas and the Jennings 3A well. Bill Baber, who is now a company director, retained a 3% override in the transaction. HEDC has an exclusive right to operate these wells.

Bill Baber Overriding Royalty: In early 2011, HEDC acquired a 51% working interest of a 78.25% net revenue interest in the Jennings AA and BB leases in Archer County Texas and the Jennings 3A well. Bill Baber retained a 3% override in the transaction. HEDC has an exclusive right to operate these wells.

At the time of the transaction, Bill Baber was not a Bakken board member. Mr. Baber joined board in December 2011 upon Steve Armstrong’s resignation.

Mr. Baber did not receive any payments in 2013 relating to this overriding royalty.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During May and June 2011, the Company borrowed $300,000 from investors. The notes were unsecured, bore interest at 6% per annum and originally matured on December 31, 2011. The notes were convertible at the holders’ option into common stock of the Company at a $0.375 per share. In addition, each of the notes would automatically convert into the next equity financing with gross proceeds of at least $2,000,000 at the lower of $0.375 or a 25% discount to the per share sales price of the $2,000,000 equity financing. The Company evaluated the conversion option for a beneficial conversion feature under FASB ASC 470-20 and determined that none existed.

In connection with these notes, the Company paid cash commissions of $21,000. The commissions were recorded as deferred financing costs and were amortized over the life of the notes using the effective interest rate method. The amount was fully amortized during 2011.

$155,000 of the notes and $1,694 of accrued interest were converted into 417,850 common shares during 2012. In connection with the conversions, the note holders were issued 206,667 common stock warrants. The warrants are exercisable at $0.75 per share, vest immediately and have a term of 4 years. The fair value of the warrants was determined to be $174,233 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $1.20, expected term of 4 years, volatility of 85.79%, risk-free interest rate of 0.89% and zero expected dividends. The conversion was accounted for as an induced conversion and the fair value of the warrants of $174,233 was expensed during the year ended December 31, 2012.$95,000 of the notes was extended until June 30, 2012. In connection with the extensions, the Company issued the note holders an aggregate of 25,334 common stock warrants. The warrants are exercisable at $0.75 per share, vest immediately and have a term of 5 years. The fair value of the warrants was determined to be $22,092 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $1.20, expected term of 5 years, volatility of 81.79%, risk-free interest rate of 0.89% and zero expected dividends. The Company evaluated the extension of these notes under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The extinguishment loss recognized as a result of the loan extensions was $22,092 for the year ended December 31, 2012. This $95,000 of the notes was repaid in full during 2012. The remaining $50,000 of the notes was also repaid in cash during 2012.

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

During 2012, the Company issued an aggregate of 417,850 common shares for the conversion of debt and interest (see Note 5). During 2013, no common stock or warrants were issued or retired. The table below summarizes the Company’s warrant activity for 2013 and 2012:

	Number of	Weighted
	Warrant	Average
	Shares	Exercise Price
Balance, December 31, 2011	5,746,667	$0.480
Granted	75,334	0.750
Canceled	—	0.750
Balance, December 31, 2012	5,822,001	$0.500
Expired	(3,950,000)	0.480
Balance, December 31, 2013	1,872,001	$0.530
Exercisable, December 31, 2012	5,822,001	$0.500
Exercisable, December 31, 2013	1,872,001	$0.530

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

The table below summarizes the Company’s option activity for 2013 and 2012:

	Number of	Weighted
	Option	Average
	Shares	Exercise Price
Balance, December 31, 2011	—	$—
Granted	500,000	0.100
Balance, December 31, 2012	500,000	$0.100
Balance, December 31, 2013	500,000	0.100
Exercisable, December 31, 2012	166,666	$0.100
Exercisable, December 31, 2013	500,000	$0.100

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On December 1, 2010, BRI entered into a one-year office lease, renewable for up to five years, for a 2,175 square foot executive office at 1425 Birch Ave., Suite A, Helena, MT 59601, for a monthly charge of $1,600 for the first year; $1,800 second year; $2,000 third year; $2,200 fourth year; and $2,400 fifth year. BRI also maintains a part-time office in New York City which is fixed at $3,000 per month. The Company maintains an apartment in Helena, MT to provide accommodation to the Chief Financial Officer when working in Helena each week. The apartment is under a one year lease that expired October 31, 2013 and the monthly rent was $650.

Litigation

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s CEO, Val Holms. The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. After various court proceedings, the Washington Court of Appeals affirmed a trial court’s ruling against the plaintiff and reversed the trial court’s ruling against certain of the defendants. The Company believes the possibility of any future economic damages to BRI to be unlikely.

On June 6, 2012, the Company filed a Temporary Restraining Order (the “TRO”) and Verified Complaint for Injunctive Relief against McKinley Romero, Peter Swan Investment Consulting Ltd and IWJ Consulting Group, LLC (collectively, the “Defendants”), in connection with the Defendants’ request to the transfer agent to remove restrictive legends from an aggregate of 4.7 million shares, which the Company believes were improperly obtained by the Defendants. The Company obtained the TRO from the Second Judicial District Court of the State of Nevada, County of Washoe on June 6, 2012 enjoining the Defendants from seeking removal of the restrictive legends. On a scheduled hearing on June 26, 2012 the judge in this matter ruled in favor of the Company’s motion for a preliminary injunction. The order granting such preliminary injunction was issued from this court on August 14, 2012. The Company obtained a default judgment against the Defendants on June 12, 2014.

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County. Mr. Gillis, the plaintiff in this matter (the “Gillis Case”), is the trustee of the Bruce and Marilyn Gillis 1987 Trust. Mr. Gillis is alleging that Client breached certain registration rights obligations pursuant to an equity investment made at or around November 2010. The Court in this this matter granted class certification and class notice in March 2014. The Company settled this matter in September 2014.

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2012, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved as of December 31, 2013 and 2012. During 2013, the Company generated taxable income and incurred a total tax provision of $513,747. There was no available net operating loss carry forward as of December 31, 2013.

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations due to the following items:

	2013
	(Restated
	see Note 10)	2012
Income tax at statutory rate (34%)	$624,013	$-
Effect of state income taxes	127,097
Change in valuation allowance	(219,600)	-
Other	(17,763)	-
Income tax expense	$513,747	$-

The provision for income taxes consists of the following for 2013 and 2012:

	2013
	(Restated
	see Note 10)	2012
Current:
Federal	$390,208	$-
State:
Montana	65,549	-
North Dakota	57,990	-
Income tax expense	$513,747	$-

At December 31, 2013 and 2012, deferred tax assets consisted of the following:

	2013	2012
Impairment losses not deductible for tax	$79,400	$299,000
Valuation allowance	(79,400)	(299,000)

Net deferred tax asset	$-	$-

The Company has no unrecognized tax benefits at December 31, 2013 or 2012. It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next twelve months. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. At December 31, 2013, fiscal years 2010 through 2013 remain subject to examination by federal and state tax authorities.

NOTE 9 – SUBSEQUENT EVENTS

On February 4, 2014, the Company sold a portion of its producing property for an aggregate sale price of $7,871,248 in cash and a 2% retained royalty on proceeds derived from such sold mineral assets. 10% of the cash sale price is escrowed for a period of 90 days (subject to certain adjustments) pending title review and confirmation. The property sold consists of the 767 net mineral acres acquired by the Company as part of the acquisition of the “Greenfield mineral interests” described in Note 3 herein. During the year ended December 31, 2013, 36% of total revenue was generated from the property that was sold.

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

In late 2014, the Company discovered that the former CEO may have been involved in inappropriate activities. A thorough independent investigation was initiated. The investigation concluded that it is highly likely that inappropriate activities had taken place. The investigation has been turned over to federal authorities for further investigation. As a result of the investigation, the company has filed a lawsuit to recover monetary damage to the corporation including the costs incurred to complete the investigation.

The Company’s Audit Committee chair, Ed Nichols, resigned from the Audit Committee and the Board of Directors in March 2015. Subsequently, the Company engaged a special investigator to continue the investigation initiated by the Company’s Audit Committee, and the Company’s Chairman and CEO, Val Holms, took a paid leave of absence during the investigation.

The Company’s founder and CEO, Val M. Holms, was terminated in Mya 2016 on the basis of fraud and other allegations levied against Holms.

In May 2016, the Company entered into a financing agreement with Eagle Private Equity (Eagle). The agreement included conversion rights if certain events occurred. In July 2016, a triggering event occurred which granted Eagle the right to convert debt into equity having the equivalent of 60 million shares of The Company’s common stock.

NOTE 10 – RESTATEMENT

The 2013 financial statements have been restated to reflect the following errors:

1.	Duck Lake: The Company has become aware of certain allegations regarding the conduct of our now-former CEO. During our investigation, the Company received information indicating that the Duck Lake mineral rights may have been deliberately overstated by $200,000. We have reduced this asset value accordingly.

2.	Three Forks Wells: The deeds transferring the mineral rights from Toll Reserve Consortium, Inc. to Bakken Resources Inc. were limited to production emanating from the surface to the base of the Bakken Formation. Any production emanating from formations below the Bakken formation, such as the Three Forks formation, was retained by Toll Reserve (now Holms Energy Development Corporation).

In September 2014, the Company discovered five wells producing from the Three Forks Formation, which were previously accounted for as wells producing from the Bakken Formation. Our operators paid Bakken in err for production from those wells, and the Company booked the royalty payments as revenue. This resulted in an overstatement in revenue royalty from 2011 through 2013.

Management has determined that the effect on periods prior to 2013 was immaterial and has restated 2013’s financial statement by $235,500 in order to correct the errors relating to fiscal year 2013.

3.	Royalty Payable: When Holms Energy LLC (a related party) transferred mineral rights to production emanating from the surface to the base of the Bakken formation, Holms Energy, LLC retained a 5% retained (or overriding) royalty. Since that time, Bakken has paid Holms Energy’s royalty monthly based on wellhead value less post-production costs. However, our royalty accrual calculation omitted post-production costs, resulting in overstating our royalty payable account and royalty expense account from 2011 through 2013 by a total amount of $210,927.

4.	Royalty Revenue: The Company engaged the services of a landman to determine the company’s net royalty interests in each producing well in order to more accurately determine accrued royalty revenue and verify payments from operators. But the landman’s information proved to be largely incorrect. This caused the Company to incorrectly accrue royalty revenues and receivables from 2011 through 2013. In order to address the issue, the Company engaged a nationally reputed landman company, which properly determined reliable information. Accordingly, we have restated accrued royalty revenue and royalty receivables for the effected period. The net effect on royalty revenue adjusted in 2013 increased royalty revenue by $24,654.

5.	Accounts Receivable Adjustment: In 2013, an adjusting entry had been made that was reflected in our Annual Report on Form 10-K that had been filed in 2014. This adjusting entry incorrectly reduced revenue and accounts receivable by $114, 459. Also, we restated accounts receivable to recognize the accrued production taxes separately on the balance sheet of $183,494.

The impact of the royalty and asset overvaluation issue is as follows:

Impact on Consolidated Balance Sheet as of December 31, 2013

	As Previously Reported	Restatement	As Restated
Accounts receivable	$1,938,457	$187,647	$2,126,104
Unproved mineral rights and leases	250,000	(200,000)	50,000
Total restated assets	$2,188,457	$(12,353)	$2,176,104
Related party payable	-	235,500	235,500
Royalty payable related party	614,149	(210,927)	403,222
Accrued liabilities	-	183,494	183,494
Total restated liabilities	1,170,460	(208,067)	822,216
Accumulated deficit	(217,436)	220,420	(437,856)
Stockholders’ equity	3,335,595	220,420	3,115,175
Total restated liabilities & stockholders’ equity	$4,506,055		$4,493,702

Impact on Consolidated Statement of Operations as of December 31, 2013

	As Previously Reported	Restatement	As Restated
Revenue	$3,992,989	$(20,419)	$3,972,570
Loss on impairment of asset	-	200,000	200,000
Net income after taxes	1,542,007	(220,420)	1,321,587
Net income per share	$0.03	$(0.01)	$0.02

Impact on Consolidated Statement of Cash Flows as of December 31, 2013

	As Previously Reported	Restatement	As Restated
Net income	$1,542,007	$220,420	$1,321,587
Loss on impairment of asset	-	200,000	200,000
Change in:
Accounts receivable	1,193,231	187,647	1,380,878
Related party payable	-	235,500	235,500
Royalty payable related party	445,004	(210,927)	234,077
Accrued liabilities	(2,653)	183,494	180,841
Net cash provided by operating activities	$1,672,292		$1,672,292

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We identified material weaknesses in our internal control over financial reporting as of December 31, 2013 because certain elements of an effective control environment were not present including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee and our full board has not been adequately performing those functions. The material weaknesses identified include the following:

●	There exists a significant overlap between management and our board of directors, with three of our six directors being members of management. This does not allow for multiple levels of supervision and review.
●	Additionally, since we only have two full time and one part time employees, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, as of December 31, 2013, been established or implemented.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2013.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report. We intend to take the following steps as soon as practicable to remediate the material weaknesses we identified:

●	We will and have appointed a Chief Financial Officer.
●	We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions.
●	We will, and have, appointed additional outside directors, particularly those who may have experience with regard to financial reporting, financial reporting processes and procedures and internal control procedures.
●	To the extent we can attract outside directors, we plan to form an audit committee to review and assist the board with its oversight responsibilities and appoint a financial expert to be the chairperson of such audit committee.

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

However, beginning in July 2014, the company overhauled its internal control processes and procedures. These sweeping changes included written procedures, better processes to ensure correct net mineral interests and royalty payments, and verification processes to ensure the producing formation for each well. We have engaged a respected certified land and title firm to verify all net mineral interests, reconciled the company’s net royalty interest to each operator. We also began verifying each month’s production and producing formation with the North Dakota Industrial Commission database for each producing well. The company’s mineral estate is split; the company’s has mineral rights only to the base of the Bakken formation.

Through these newly implemented procedures, the Company determined that five wells had been erroneously identified by the company, Oasis Petroleum, and Continental Resources as producing from the Bakken formation rather than the Three Forks formation. The company discovered that many of the net royalty interests applied primarily by Oasis Petroleum were incorrect. In addition, the company discovered that the methodology employed to calculate accrued royalty payable was incorrect.

Upon discovery of these issues, the Company immediately communicated these to the Company’s outside auditors, MaloneBailey, to discuss the appropriate accounting treatment and proper disclosures. The Company’s original determination to the restate the financial statements for the year ending December 31, 2013 resulted from this discovery.

In addition, the Company determined a number of additional errors existed requiring restatement of the financial statements including: an asset that was acquired in 2011, called Duck Lake, was deliberately over valued by $200,000, the overriding royalty accrual for the Holms Energy LLC override was overstated, the royalty revenue and royalty accounts receivable that had been accrued from 2011 – 2013 were calculated using incorrect net royalty interests, and a 2013 adjusting entry was made incorrectly.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

●	Directors, Executive Officers, Promoters and Control Persons

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

The following table sets forth BRI’s directors and executive officers as of December 31, 2013. The previous directors of BRI appointed the nominees designated by Holms Energy as members of the board of directors of BRI. Subsequently, the current officers and directors of BRI resigned their positions at BRI, clearing the way for the appointment of new executive officers by the new board of directors of BRI. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position
Val M. Holms	66	Chief Executive Officer, President, and Director
David Deffinbaugh	54	Chief Financial Officer and Director
Karen S. Midtlyng	55	Secretary and Director
Herman R. Landeis	81	Director
Bill M. Baber	62	Director
W. Edward Nichols	71	Director

Family Relationships

There are no family relationships among our directors or officers.

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

Val M. Holms – 66, President, Chief Executive Officer, and Director. After being honorably discharged from the United States Marine Corps, 4th Force Reconnaissance Division in Vietnam in 1969, he was the founder, sole owner and operator of Holms Building Services, Inc., a licensed general contracting company based in Missoula, Montana until 1984. Beginning in 1971 until the present, Mr. Holms has been a private investor, a part time independent land man, organized several oil and gas limited partnerships, purchased and sold mineral leases, and arranged various oil and gas joint ventures in Montana, Oklahoma, Texas, and North Dakota. From 1984 to 1988, he attended Rhema Bible Institute. Mr. Holms and his wife Mari Holms are the managing members of Holms Energy, LLC.

David Deffinbaugh – 54, Chief Financial Officer and Director. Mr. Deffinbaugh graduated from the University of Montana in 1982 with a Bachelor of Science degree in Business Administration, Accounting. After graduation, he worked in the family business until 1990. From 1990 to March 1992, he worked for the Montana Corporation where he assisted in the preparation of SEC financial reports along with regulatory reporting for an insurance subsidiary. From March 1992 through August 1996, he worked for Crop Growers Corporation where he was involved in various accounting functions as the company went from a private company through an IPO to a public company. From September 1996 through the present, he has maintained an accounting and financial services practice providing services to individuals and businesses in Montana and other states On May 14, 2011, Mr. Deffinbaugh was appointed as the Company’s Chief Financial Officer.

Karen S. Midtlyng – 55, Secretary and Director. Ms. Midtlyng holds an associate degree from the University of Montana, Helena College of Technology. From 1978 to 2005, she was employed by U.S. Geological Survey (“USGS”), Water Science Center, Helena, MT. During her 27 years with the USGS she was responsible for start to finish production of several USGS scientific reports, fact sheets, and electronic documents. Ms. Midtlyng also co-authored several USGS publications. From 2005 to 2010, she provided services to a small business in the Helena area, which included establishing and implementing business processes.

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

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against reasonable expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

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

Change in
Pension
Value and
Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Val M. Holms
Pres, CEO, & Dir.	2013	180,000	0	0	0	0	-	0	180,000

Val M. Holms
Pres, CEO, & Dir.	2012	180,000	0	0	0	0	-	0	180,000

Narrative Disclosure to Summary Compensation Table

Mr. Val M. Holms, President and CEO of the Company was appointed to his executive position on December 1, 2010. Mr. Holm’s annual salary of $180,000 was agreed to be paid by the Company pursuant to his Employment Agreement entered into on February 1, 2011. In January 2013, the Board authorized a twelve-month extension of Mr. Holms’ Employment Agreement.

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

	Stock Awards		Total
Name(a)	($)(b)		($)
W. Edward Nichols	$66,745	(b)	$66,745
Bill Baber	$66,745	(b)	$66,745

(a) Our directors receive no fees or cash compensation for their services. Directors are, however, reimbursed for their actual out-of-pocket expenses associated with attending meetings and carrying out their obligations as directors.

(b) W. Edward Nichols and Bill Baber were granted 250,000 options each in 2012. One-third of the options vested immediately with the remaining options vesting quarterly over a two year period. The grant date fair value of each award was determined to be $200,274.

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

Beneficial Ownership of Current Directors, Executive Officers and 5% Holders of the Company

		Percent of Outstanding Shares of
Name of Beneficial Owner (1)	Number of Shares	Common Stock (2)
Val M. Holms- CEO, President, and Director	26,350,000 (3)	46.83%
Karen S. Midtlyng- Secretary, and Director	2,250,000 (4)	3.97%

Herman R. Landeis - Director	250,000 (5)	*
Bill M. Baber - Director	145,838 (6)	*
W. Edward Nichols - Director	145,838 (7)	*

*	Less than 1%

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company at 1425 Birch Ave. Suite A; Helena, MT 59601.

2.	Figures are rounded to the nearest tenth of a percent.

3.	Includes 26,350,000 shares held directly

4.	Includes 2,250,000 shares held directly

5.	Includes 250,000 shares held directly

6.	Includes 83,333 vested shares of restricted shares and 60 days of vested shares as of April 15, 2013. 250,000 stock options were granted on March 20, 2012, with 1/3 vesting immediately and remaining 2/3 vesting over 24 month period.

7.	Includes 83,333 vested shares of restricted shares and 60 days of vested shares as of April 15, 2013. 250,000 stock options were granted on March 20, 2012, with 1/3 vesting immediately and remaining 2/3 vesting over 24 month period.

Change in Control
We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of BRI.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Joint Venture Agreement: On July 3, 2012 the Company purchased a 17% working interest in an oil well located in Archer County, Texas for a price of $68,000 cash from Holms Energy Development Corp. (“HEDC”). HEDC is owned by Val Holms, our CEO. This transaction was reviewed by the Company’s independent directors and approved by our Board, with Mr. Holms recusing himself from such Board vote.

In 2011, HEDC acquired a 51% working interest of a 78.25% net revenue interest in the Jennings AA and BB leases in Archer County Texas and the Jennings 3A well. Bill Baber retained a 3% override in the transaction. HEDC has an exclusive right to operate these wells.

Holms Energy LLC. Overriding Royalty: When mineral rights are sold, it is a common practice in the oil and natural gas industry for the seller to retain a portion of the royalty stream. This retained royalty, referred to as an override royalty, is usually stated in percentage terms; that is, the percentage points of the original royalty stream retained by the seller. In 2010, Holms Energy sold certain mineral rights to the company. The resulting Asset Purchase Agreement provided a five percentage point retained overriding royalty. Therefore, Holms Energy retains five percentage points of a seventeen percentage point Bakken Resources Inc. royalty stream, or 29.41% (5/17).

The overriding royalty, 5/17 or 29.41%, is applied to Bakken’s monthly net royalty paid by the company’s well operators, Oasis Petroleum, Continental Resources, and Statoil. The operators discount the gross monthly production value (gross oil and natural gas volume times the current unit price) by the company’s net mineral interest to derive the company’s net monthly royalty. The Holms Energy overriding royalty factor (29.41%) is then applied to the net monthly royalty to derive the monthly override payment. The methodology employed by Bakken is consistent with the methodology employed by Oasis Petroleum and Continental Resources to calculate the overriding royalty that Bakken retained with the sale of certain mineral rights to Apollo Global Management in February 2014. Bakken has consistently applied this methodology since the company’s inception. Prior SEC filings included examples which erroneously discussed the application of the overriding royalty and included examples of such.

Transactions With Related Persons, Promoters, and Certain Control Persons

Bill Baber Overriding Royalty: In early 2011, HEDC acquired a 51% working interest of a 78.25% net revenue interest in the Jennings AA and BB leases in Archer County Texas and the Jennings 3A well. Bill Baber retained a 3% override in the transaction. HEDC has an exclusive right to operate these wells.

At the time of the transaction, Bill Baber was not a Bakken board member. Mr. Baber joined board in December 2011 upon Steve Armstrong’s resignation.

Bill Baber has not received any overriding royalty payments on these leases.

Herman Landeis Note Receivable with Val Holms: In 2013, Val Holms purchased a number of Indian artifacts from Herman Landeis. A note payable was executed by Holms totaling $100,000. As of December 31, 2013, only an initial $5,000 payment has been made on this note payable by Holms.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2013 and 2012, are set forth in the table below:

	Year ended	Year ended
Fee Category	December 31, 2013	December 31, 2012
Audit fees (1)	$51,556	$55,950
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$51,556	$55,950

(1)	“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.
(4)	“All other fees” consists of fees billed for all other services, such as review of our registration statement on Form S-1.

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

a) (1) Financial Statements See Item 8 in Part II of this report.

(2) All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(b) (3) Exhibits specified by Item 601 of Regulation S-K.

EXHIBIT INDEX

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed	Form	Exhibit	Filing Date
		Herewith
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Bylaws		8-K	3.1	02-16-16
4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.2	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.3	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.4	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.5	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.6	Employment Agreement by and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012		10-K	10.10	04-16-12
10.7	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated March 12, 2013		8-K	10.1	03-18-13
10.8	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated March 12, 2013		8-K	10.2	03-18-13
10.9	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	02-09-11
10.10	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	02-09-11
10.11	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11
10.12	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11
10.13	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009		10-K	10.14	04-15-11

10.14	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003		10-K	10.15	04-15-11
10.15	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004		10-K	10.16	04-15-11
10.16	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.17	04-15-11
10.17	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008		10-K	10.18	04-15-11
10.18	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.19	04-15-11
10.19	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005		10-K	10.20	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003		10-K	10.21	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004		10-K	10.22	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.23	04-15-11
10.23	Form of Convertible Bridge Loan Agreement 2011		8-K	10.1	05-25-11
10.24	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011		8-K	10.1	09-27-11
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Financial Officer and principal executive officer	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Helena, MT on this 31st day of August, 2016.

BAKKEN RESOURCES, INC.

Date: August 31, 2016	By:	/s/ Dan Anderson
Dan Anderson
Chief Financial Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 31st day of August, 2016.

Date: August 31, 2016	By:	/s/ Dan Anderson
Dan Anderson
Chief Financial Officer and Director

Date: August 31, 2016	By:	/s/ Karen Midtlyng
Karen Midtlyng
Secretary and Director

Date: August 31, 2016	By:	/s/ Bill M. Baber
Bill M. Baber
Director

Date: August 31, 2016	By:	/s/ Herman R. Landeis
Herman R. Landeis
Director

Date: August 31, 2016	By:
Solange Charas
Director and audit committee chair

Date: August 31, 2016	By:
Douglas L. Williams
Director and audit committee member

Date: August 31, 2016	By:
Val M. Holms
Director