Form 10-K
period 2014-12-31
BAKKEN RESOURCES INC
filed 2016-09-01
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014.

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-53632

BAKKEN RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-2973652
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

825 Great Northern Boulevard, Expedition Block , Suite 304 Helena, MT
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of December 31, 2014 is $6,413,631 based on the average closing price of the Registrant’s common stock as currently listed on the OTC Bulletin Board exchange. Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for any other purpose. The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “BKKN”.

Number of shares outstanding of the issuer’s common stock as of August 31, 2016 is 56,735,350 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

We, Bakken Resources, Inc. (“Company”) are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, include but are not limited the following: general economic or industry conditions, economic conditions nationally or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, as well as other economic, competitive, governmental, regulatory or technical factors affecting our company's operations, products, services, and prices.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies, and uncertainties. Most of these things are difficult to predict and are beyond our control. Accordingly, results actually achieved may differ materially from expected results in forward-looking statements. Such statements speak only as of the date they are made. You should consider carefully the statements in “Item 1A. (Risk Factors)” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in our forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements, other than required by law or applicable regulation.

Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission ("SEC"), which attempt to advise of the risks and factors that may affect our business, financial condition, results of operation, and cash flows. If one or more of these risks or uncertainties materializes, or if our underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

BAKKEN RESOURCES, INC.
ANNUAL REPORT OF FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2014
PART I

ITEM 1. BUSINESS.

Overview and Background

Bakken Resources, Inc. (the “Company”, “BRI”, “we”, “us”, or “our”) owns mineral rights to approximately 7,200 gross acres and 1,600 net mineral acres of land located about 8 miles southeast of Williston, North Dakota. The Company’s land assets consist generally these net mineral acres spanning from the sub-surface to the base of the so-called “rock unit” in an area commonly referred to as the Bakken formation.

These mineral rights currently bear to us an average of 12% royalty from the oil and gas produced on such lands until November 2020, at which time a 5% overriding royalty currently held by Holms Energy, LLC, a related private Nevada company (“Holms Energy”) will revert back to the Company. We expect that the increase of 5% will increase the Company's average royalties on affected properties from 12% to 17%."

The U.S. Geological Survey (“USGS”) described the Bakken Formation as “a thin but widespread unit within the central and deeper portions of the Williston Basin in Montana, North Dakota, and the Canadian Provinces of Saskatchewan and Manitoba. The formation consists of three members: (1) lower shale member, (2) middle sandstone member, and (3) upper shale member. Each succeeding member is of greater geographic extent than the underlying member. Both the upper and lower shale members are organic-rich marine shale of fairly consistent lithology; they are the petroleum source rocks and part of the continuous reservoir for hydrocarbons produced from the Bakken Formation. The middle sandstone member varies in thickness, lithology, and petro-physical properties, and local development of matrix porosity enhances oil production in both continuous and conventional Bakken reservoirs.” (source: USGS Fact Sheet, April 2008). Generally, the source rock commonly referred to as the “Three Forks Formation” is located geologically below the Bakken formation.

We currently have leases with three contracted oil drilling operators on various parcels of land constituting the 7,200 gross acres (and approximately 1,600 net mineral acres) on which we have mineral rights royalty interests. The contracted oil drilling companies with whom we are parties in interest pursuant to lease agreements (collectively, the “Lessees”) that we acquired rights to in November 2010 include: Oasis Petroleum, Continental Resources, Inc., and Statoil ASA,. We have no rights to influence the activities conducted by these Lessees of our mineral rights, but if the Lessees do not accomplish the agreed upon drilling programs within the timeline, Lessees can lose their leases.

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

Also in connection with the November 2010 transactions, the Company purchased approximately 800 net mineral acres from the Revocable Living Trust of Rocky G. Greenfield and Evenette G. Greenfield. The Company sold these 800 net mineral acres to a third party in February of 2014.

The mineral rights received by the Company from the contribution by Holms Energy in connection with the November 2010 transactions included mineral rights from the surface to the base of the Bakken formation. The mineral rights received by the Company from the Greenfields include all mineral rights from the surface to the basement.

After closing the Asset Purchase Agreement with Holms Energy on December 10, 2010, MLS changed its name to Bakken Resources, Inc. These transactions and the resulting change of control are described below under Acquisition of Assets.

Description of Oil Leases and Oil Production

BRI currently derives its primary source of revenue from royalties generated from leasing its mineral acreage. BRI’s mineral acreage consists of approximately 1,600 net mineral acres located primarily in McKenzie County, North Dakota. Such 1,600 net mineral acres are currently spread across 17 spacing units. Operators covering BRI’s minerals have been approved for up to 15 wells per spacing unit (typically 1,280 acres), but generally petition for permits prior to the commencement of drilling in a particular spacing unit. If this holds for all spacing units under which BRI has mineral acres, BRI would have a royalty interest in up to 187 wells. Note, however, that the royalties due to BRI under any particular well would vary based on the number of acres BRI has under any particular spacing unit with a producing well.

As of December 31, 2014, BRI received royalty income primarily from forty-three (43) Bakken formation producing wells, twenty-three (23) Three Forks formation wells, and three (3) Madison formation producing wells. During 2014, the dollar amount of such royalties received from the aggregate number of producing wells was approximately $4,125,218. BRI has interests under several other wells which have been drilled and likely producing, but for which royalties were yet to be received as of December 31, 2014.

With respect to drilling operations, pursuant to the North Dakota Oil and Gas Commission, long lateral deep horizontal multi-stage fracking wells in the Bakken Formation must be permitted in spacing unit of not less than 640 acres, up to 2,900 acres, with some exceptions. The spacing units have to be approved and permitted in advance of drilling by the North Dakota Oil and Gas Commission. Recently, the North Dakota Industrial Commission (“NDIC”) has approved multi-well permits for wells drilled in the Three Forks formation along several of the defined “benches” typically associated with separate geologic benchmarks contained in the Three Forks formation. Since approximately one-third of the Company’s current net mineral acres include acreage in the Three Forks formation, any increase in the drilling operations on the Company’s net mineral acres which include permitted for Three Forks wells may result an increased number of total wells from which the Company may derive royalty income.

When a horizontal well is drilled in the area where the subject property is located, they typically drill down about 10,800 vertical feet and then utilize a down-hole directional drilling tool to flatten the hole to 90 degrees and drill horizontally down the oil and gas producing formation. Horizontal directional drilling provides more contact area to the oil bearing formation than a typical vertical well. This method of drilling together with fracking is referred to as an enhanced oil recovery method, and is the primary source of recovery from the Bakken Formation. BRI does, however, have interests in certain wells not drilled into the Bakken Formation.

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

Currently, most of the leases covering the Company’s mineral acres contain what is commonly referred to as “continuous drilling clauses.” Generally, a continuous drilling clause requires an operator to maintain active drilling operations in order to hold or extend an oil and gas lease past the natural expiration date of the lease. A majority of the Company’s current leases currently have active drilling operations and are likely to have active operations in the foreseeable future.

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

Change of Control of Bakken Resources, Inc.

After the closing of the Asset Purchase Agreement on November 26, 2010 which involved, in part, the issuance of 40 million (40,000,000) shares of BRI common stock to Holms Energy, Holms Energy declared a special liquidating dividend distribution of such 40 million shares to its members. Following such distribution, the members of Holms Energy beneficially then held in aggregate approximately 76.2% of the outstanding shares of common stock of Multisys Language Solutions after the closing of the Asset Purchase Agreement on November 26, 2010. After the closing of the transaction, based on an informal agreement in place, the current directors of MLS appointed the nominees designated by Holms Energy, LLC as members of the board of directors of MLS on December 1, 2010. Subsequently, the current officers and directors of MLS resigned their positions, clearing the way for the appointment of new executive officers by the new board of directors of MLS. Pursuant to the authorization from MLS stockholders for the amendment of the articles of incorporation of MLS at a special meeting of stockholders, MLS changed its corporate name from Multisys Language Solutions, Inc. to Bakken Resources, Inc. on December 10, 2010 to reflect its new business focus.

Business Strategy

We plan to focus on evolving into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties. The Company’s focus is royalties and overriding royalties. These particular asset categories offer certain risk and return characteristics that are consistent with our initial promise to the shareholders and our skill set. We plan to acquire a portfolio of royalty and overriding royalty assets that offer differing production cycles, geographic dispersion, and drilling methods. In addition to the capital we have acquired through the sale of the Greenfield assets earlier this year, the Company is seeking additional external capital to support our asset acquisition initiative.

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

BRI receives overriding royalty payments from wells producing from the Three Forks formation through the retained overriding royalty from the sale of the Greenfield assets in 2014.

According to the North Dakota Industrial Commission, Oil and Gas Division, the Bakken Shale in the Williston Basin is over 11,000 ft. deep at the center of the formation and rises to 3,100 ft. on the edges of the basin. The Bakken Formation is composed of three distinct members. The first layer averages twenty three feet in depth and consists of blackish marine shale. The second member runs from 30 ft. to 80 ft. and composed of intermeddled limestone, siltstone, sandstone and dolomite. The bottom member is a dark black marine shale that averages 10 ft. to 30 ft. in thickness. All three formations that make up the Bakken are rich in an organic material called Kerogen. When Kerogen is heated (thermogenic processes) or broken down by organic means (biogenic processes), natural gas and oil are created. The Bakken Formation is capped by a very thick limestone formation called the Lodgepole. It is because of this limestone cap that there is so much gas and oil trapped in the shale horizon. The Bakken Formation is what is considered a thermally mature deposit and the oil from the Bakken has a 41 specific gravity and is deemed to be commercially high grade crude oil.

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

Governmental Regulations

We are not directly subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole, however, operators who operate on our properties may be impacted by such rules and regulations.

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

Our operations are also subject to the federal Clean Water Act and analogous state laws. The Clean Water Act and similar state acts regulate other discharges of wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, and costs to remediate and pay natural resources damages. Under the Clean Water Act, the Environmental Protection Agency (“EPA”) has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, or seek coverage under a general permit. Some of our properties may require permits for discharges of storm water runoff and our operators may apply for storm water discharge permit coverage and updating storm water discharge management practices at some of our facilities. These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.

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

Competition

The oil and natural gas industry is intensely competitive, and we compete with numerous other oil and gas exploration and production companies who may also be seeking oil well operators for leasehold interests. Many of these companies have substantially greater resources than we have. Not only do they explore for and produce oil and natural gas, but many also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties. They may also have more resources to define, evaluate, bid for, and purchase more properties and prospects than our financial or human resources permit.

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

Employees/Consultants

We currently have two full-time employees: respectively, Val Holms, President, Chief Executive Officer and Chairman; Karen Midtlyng, Secretary and Director. Dan Anderson, Chief Financial Officer, is an independent contractor. All of our appointed executives have entered into written employments agreements. As drilling production activities continue to increase by our Lessees, and if additional revenue from production royalties develops as anticipated and continues to increase, we may hire additional technical, operational or administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Risks Related to Our Company

We are an early stage company that may never attain profitability.

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

Our current business model relates to the potential generation of revenue from royalties tied to certain leases. These leases have been granted to experienced exploration and operating companies, all of whom have prior experience in drilling deep lateral multi-fracture horizontal wells. Until such time as wells are drilled on property where the Company owns mineral rights; any future income will be uncertain. Pursuant to the terms and conditions of the leases, we have no influence with regard to when the drilling will be undertaken, no decision making ability as to the location of any future wells and no influence as to the rate the wells are produced, if the operators are successful, of which there is no assurance. In the event the Lessees fail to meet their drilling commitment, the company has only three options: 1) it can agree to grant an extension; 2) it can renegotiate the terms of the existing leases; or 3) it can legally terminate the leases.

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

Under the terms of the lease agreements with our Lessees, we have very little control over how many wells our Lessees drill on our properties or how much they produce.

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

Similarly, our business model is heavily predicated upon our operators’ ability to pay royalty when due and to have sufficient capital to maintain existing wells and to drill new wells.

We have limited previous operating history in the oil and gas industry, which may raise substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history. Our business operations must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a business in the oil and natural gas industries. There is nothing at this time on which to base an assumption that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, such as

●	our ability to raise adequate working capital;
●	success of our Lessees;
●	demand for natural gas and oil;
●	competition levels;
●	our ability to attract and maintain key management and employees; and
●

Lessees efficiently exploring, developing, and producing sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

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

As a result of our acquisition of properties in Idaho, part of our future strategy may involve actual operations in drilling in existing or emerging oil or gas plays using some of the latest available drilling and completion techniques. The results of our potential exploratory drilling in these plays are subject to drilling and completion technique risks and drilling results may not meet our expectations for reserves or production. As a result, we may incur material write-downs and the value of our undeveloped acreage could decline if drilling results are unsuccessful.

Risks that we may face while drilling include, but are not limited to, landing our well bore in the desired drilling zone, running casing the entire length of the well bore and being able to run tools and other equipment consistently through the well bore. Risks that we may face while completing our wells include, but are not limited to, being able to run tools the entire length of the well bore during completion and being able to fracture the formation sufficiently to generate commercially viable oil or gas production.

Our experience with horizontal drilling utilizing the latest drilling and completion techniques specifically in Idaho is limited. Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and limited takeaway capacity or otherwise, and/or natural gas and oil prices decline, the return on our investment in these areas may not be as attractive as we anticipate and we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.

Drilling locations that we decide to drill may not yield oil or gas in commercially viable quantities.

There is no way to predict in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. Despite advancements in technology, there is no way to determinate whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production from the well or abandonment of the well. If we drill additional wells that we identify as dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. We cannot assure you that the analogies we draw from available data from other wells, more fully explored locations or producing fields will be applicable to our drilling locations.

Our potential drilling location inventories are likely to be scheduled over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill a substantial portion of our potential drilling locations.

Our management has not yet identified potential drilling locations as an estimation of our future drilling activities in the Big Willow Lease. Our ability to drill and develop these locations is subject to a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, oil and natural gas prices, costs and drilling results. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. Pursuant to existing SEC rules and guidance, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. These rules and guidance may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, the leases that we have signed in Idaho relating to the Big Willow properties, are currently contemplated to be operated by Holms Energy Development Corporation (HEDC), an entity controlled by Val Holms, who was the Company’s CEO at the time the Big Willow Lease was signed. HEDC’s experience in the area occupied by the Big Willow Lease is limited and creates additional uncertainty with respect to the likely drilling program that may be adopted in the future.

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

Strategic relationships upon which we rely may change, which could diminish our ability to conduct our operations.

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

Our property acquisition strategy subjects us to the risks and inherent uncertainties associated with evaluating properties for which limited information is available.

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

Any acquisition involves other potential risks, including, among other things:

●	The validity of our assumptions about reserves, future production, revenues and costs;
●	A decrease in our liquidity by using a significant portion of our cash from operations or borrowing capacity to finance acquisitions;
●	A significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
●	The assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
●	An inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; and
●	An increase in our costs or a decrease in our revenues associated with any potential royalty owner or landowner claims or disputes.

Fierce market competition may impair our business.

The oil and gas industry is highly competitive. Holding valuable land interests is our primary means of income, and competition for acquiring such properties in the Bakken and Three Forks regions is highly competitive. Even once we acquire valuable properties, our Lessees face an additional layer of competition related to generating revenue from production. We have no control over our Lessees’ ability to succeed in a highly competitive market. Nonetheless, our sole source of revenue (i.e. royalties stemming from successful operation by our Lessees) relies entirely on our Lessees’ success. Competition has become increasingly intense as prices of oil and natural gas on the commodities markets have increased in recent years.

Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies, who may have a significant competitive advantage due to their access to greater resources, greater ability to recruit and retain qualified employees, and even conduct their own refining and petroleum marketing operations. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

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

However, the Company also purchased mineral rights in 2010, which the Company refers to as the “Greenfield minerals.” The Greenfield minerals included all mineral rights from the surface to the basement, including the Three Forks formation. These mineral rights were sold to Athene Insurance Company in 2014 (the “Athene Transaction”). The Company reserved a 2% retained royalty (override) from that sale. Therefore, the company receives a 2% retained royalty on gross production emanating from the Three Forks formation.

Following the Athene Transaction, as new wells begin producing, those producing from the Three Forks formation are subject only to a 2% retained royalty. Therefore, Three Forks formation producing wells reduce the company’s overall net royalty interest and revenue.

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

Risks Related to the Ownership of Bakken Resources, Inc. Common Stock

Our stock has a low trading volume and price.

Although our common stock is approved for trading on the OTC Bulletin Board, there has been little, if any, trading activity in the stock. Accordingly, there is no history on which to estimate the future trading price range of the common stock. If the common stock trades below $5.00 per share, trading in the common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-FINRA equity security that has a market price share of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth, not including the primary residence, in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the common stock which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell it.

Our Articles of Incorporation or Bylaws may require us to indemnify such our officers or directors.

Our Articles of Incorporation includes provisions to eliminate, to the fullest extent permitted by Nevada General Corporation Law, the personal liability of directors and officers of BRI for monetary damages arising from a breach of their fiduciary duties as directors. The Articles of Incorporation also includes provisions to the effect that we shall, to the maximum extent permitted from time to time under the laws of the State of Nevada, indemnify any director or officer. In addition, our bylaws require us to indemnify, to the fullest extent permitted by law, any director, officer, employee or agent of BRI for acts which such person reasonably believes are not in violation of our corporate purposes as set forth in the Articles of Incorporation.

Potential future issuances of additional common or preferred stock would dilute our current stockholders.

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

Although our common stock is eligible for quotation on the OTC Bulletin Board and Pink Sheets, there has been no significant trading. There has been no long term established public trading market for our common stock, and there can be no assurance that a regular and established market will be developed and maintained for the securities in the future. There can also be no assurance as to the depth or liquidity of any market for the common stock or the prices at which holders may be able to sell the shares.

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

Our operating results may fluctuate significantly, which cause the price of our common stock to decline.

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

Risks Related To the Oil and Gas Industry

Our cash flows, results of operations, and general financial condition depend to a great extent on the prevailing prices for crude oil and natural gas.

The extent to which we collect royalties from our operators – currently our sole source of income – relies upon our Lessees’ ability to earn revenue from producing oil and gas on our land. That in turn depends on prevailing oil and gas prices, and oil and natural gas are commodities with a history of price volatility that will likely continue. Profitably exploring and producing oil and gas depends to a large extent on exploration and production costs. When oil prices are sufficiently low, we or our operators may obtain less in revenue than is spent on production, which could result in a loss if not offset by our derivative investment activity. Price fluctuations of oil and gas have resulted from a wide variety often unpredictable events or conditions that lie entirely outside of our control. Although it may be impossible to list everything that could potentially affect the price of oil and natural gas, the following list is meant to illustrate the great scope and breadth of factors that may impact oil and gas prices:

●	Political conditions in the Middle East
●	Political conditions in Africa
●	Political conditions in South America
●	Political conditions in Russia
●	Domestic and foreign supply of oil and natural gas
●	Current prices
●	Expectations about future prices
●	Global oil and natural gas explorations levels
●	Global oil and natural gas production levels
●	Exploration costs
●	Development costs
●	Production costs

●	Delivery costs
●	Levels of foreign oil and gas imports
●	Costs of importing oil
●	Cost of importing natural gas
●	Existence of the Organization of Petroleum Exporting Countries (OPEC)
●	Whether OPEC agrees to maintain oil prices
●	Whether OPEN agrees to maintain production
●	Speculative trading of derivative contracts based on oil and gas
●	Consumer demand levels
●	Weather conditions

●	Natural disasters
●	Risks of operating oil drilling rigs
●	Technology impacting energy consumption levels
●	Domestic regulations and taxes
●	Foreign regulations and taxes
●	Terrorism and military action in the Middle East
●	Availability, proximity, and capacity of oil and natural gas transportation infrastructure
●	Availability, proximity, and capacity of oil and natural gas processing plants
●	Availability, proximity, and capacity of oil and natural gas storage units
●	Availability, proximity, and capacity of oil and natural gas refinement facilities
●	Price of alternative forms of energy
●	Availability of alternative forms of energy
●	Global economic conditions
●	Environmental regulation and enforcement
●	Global drilling activity
●	Threat of or engagement in armed conflict in oil producing regions
●	The overall commodities futures market
●	Impact of worldwide energy conservation measures
●	Localized supply and demand
●	Changes in supply, demand, and capacity for the various grades of crude oil and natural gas
●	Rate of future production
●	Competitive measures implemented by our competitors

A significant or prolonged decline in crude oil or natural gas price could materially and negatively affect our liquidity. It could also reduce the cash flow we have in capital expenditures and other operating expenses. Such declines in price could limit our ability to access credit and capital markets, which would negatively impact our results of operations. Oil and gas price reductions also decrease the value of our properties, which could require us to write down the value of our property assets. Any of these things could materially and adversely affect our results of operations, as well as the price and trading volume of our common stock.

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

Exploration for oil and gas is risky and may not be commercially successful. Advanced technologies used by our Lessees cannot eliminate exploration risk, and Lessees falling short of commercial success could impair our ability to generate revenues.

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

Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities in 2014. The U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods and issued a report in 2011 on immediate and longer-term actions that may be taken to reduce environmental and safety risks of shale gas development. Also, in May 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flow-back water that returns to the surface. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.

Although it is not possible at this time to predict the final outcome of these ongoing or proposed studies or the requirements of any additional federal or state legislation or regulation regarding hydraulic fracturing, any new federal, state, or local restrictions on hydraulic fracturing that may be imposed in areas where we conduct business, such as the Bakken and Three Forks areas, could significantly increase our Lessees’ operating, capital and compliance costs as well as delay or halt our ability to develop oil and natural gas reserves.

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

ITEM 2. PROPERTIES

Description of Certain Property and Leases

General

On December 1, 2010, BRI entered into a one-year office lease for its principal office in Helena, Montana, renewable for up to five years, for a 2,175 square foot executive office, for a monthly charge of $1,600 for the first year; $1,800 second year; $2,000 third year; $2,200 fourth year; and $2,500 fifth year.

As of December 31, 2014 BRI owns mineral rights for 7,200 (net 1,600) acres in the Bakken/Three Forks in North Dakota.

The BRI mineral rights are leased primarily to three well operators, Oasis Petroleum, Continental Resources and Statoil ASA (formerly, Brigham Oil). As of December 31, 2014, we have received division orders and/or royalty payments for forty-three Bakken formation wells, twenty-three Three Forks formation wells and three Madison formation wells.

The following table presents information about the produced oil and gas volumes for the years ended December 31, 2014 and 2013. The information comes from the North Dakota Industrial Commission website and royalty payments received from the well operators. As of December 31, 2014, the Company has received division orders forty-three Bakken formation wells, twenty-three Three Forks formation wells and three Madison formation wells. The reported amounts are from those wells. The Company did not begin operations until late 2010.

	Year Ended
	December 31,
	2014	2013
Net Production
Oil (Bbl)	3,308,202	3,297,848
Natural Gas (Mcf)	3,280,820	3,037,076
Flared Gas (Mcf)	296,421	442,128

Average Sales Price
Oil (per Bbl)	$85.20	$85.25
Natural Gas (per Mcf)	$6.92	$5.72

The table shows that oil production declined slightly, 1%, from 2013 to 2014. Natural gas grew slightly from 2013, 2%. There are several story lines that drove 2014 financial results: first, oil and natural gas production. While overall oil production was down slightly from 2013 and natural gas was up slightly, those overall trends mask the greater theme that will drive BRI revenues for the next several years. During 2014, 18 new wells began producing. The strong production from these new wells compensated for declining production from existing wells. The production decline curve on shale wells can be significant. After strong initial production, production volumes begin to fall off each year, often requiring refracking. Therefore, new production volume is necessary to ensure that production volume will grow. New production that occurred during the fourth quarter drove oil and natural gas production to the highest levels in company history.

Second, BRI well capacity. We expect to see new wells coming online each year for the next several years. Based upon current well spacing rules promulgated by the NDIC, BRI’s existing leases can support a total of 190 wells. We currently have 87 wells in either the permitting, confidential, or producing status. Therefore, we have capacity for 103 more wells.

Third, current oil and natural gas market conditions. The precipitous decline in oil and natural gas prices during the last quarter of 2014 invariably had and will have an impact on production and the timing of new wells. Average well production days declined in the fourth quarter reflecting lower unit prices and to some degree winter weather. Shale wells are more expensive to drill than traditional wells. Therefore, artificially low prices make it difficult for operators to drill expensive wells. However, we expect that prices will rebound in 2015 and stabilize in the $50-$55 per barrel range in 2016. While production volumes will stabilize, lower unit prices will undermine 2015 revenue.

The Company’s royalty payments from the production noted above vary by well. Wells are drilled in spacing units which are typically 1,280 acres or two sections but can include up to four sections. The royalty percentage is determined based on the amount of mineral interest acreage owned by BRI and the lease rate for that acreage. Because the mineral interest owned by BRI varies by well, the royalty percentage also varies. Our average royalty for the forty-three (43) Bakken formation well, three (3) Madison formation wells, and twenty-three (23) Three Forks formation wells is approximately 1.14%. Using the numbers shown above, the reported oil production was sold at the average sales price of $84.20 per barrel and natural gas was sold at an average price per mcf of $6.92, gross revenue would be $301,253,882. Actual royalty revenue accrued by BRI in 2014 total $2,921,721 or 1.14% of gross production revenue. The average royalty percentage, 1.14%, is down from 1.35% in 2013. This decline reflects an increase in production from three forks formation wells which only have a small (2%) retained royalty, thus reducing the overall percentage.

Flared gas is natural gas produced from a well that is vented into the atmosphere rather than entering the gas pipeline. Flaring gas is an integral part of the exploration, production, and processing of products from shale formations. It is a necessary to test and control well pressure, is a safety mechanism, and is a process to manage gas during compression and processing. Flared gas has become a hot issue in North Dakota. Flared gas is not sold therefore; it is not included in royalty payments. The state of North Dakota has implemented rigorous rules pertaining to flared gas. Consequently, flared gas declined significantly from 2013 to 2014. However, market conditions may change in 2015 that may increase flaring on Bakken wells.

On September 21, 2011, the Company’s Board of Directors approved the purchase of the Duck Lake minerals from Lincoln Green, Inc (“LGI”). Under the terms of the agreement, the Company agreed to pay LGI $250,000 for approximately a 50% interest in 2,200 net mineral acres. The Duck Lake mineral rights were leased until September 2013 but have not been developed as of December 31, 2014 and have been subsequently written down from $250,000 to $50,000. This asset write-down is predicated upon fraud allegations made against the company’s Chief Executive Officer in relation to this transaction.

Depletion of oil and natural gas properties

Our depletion expense is driven by estimates of well production, estimates of number of wells to be drilled and the cost to acquire mineral leases. Depletion expense of $325,598 was recorded in 2013. Depletion expense of $14,507 was recorded during the year ended December 31, 2014.

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
Bakken Resources, Inc.
McKenzie County, N.D.
(Each section is approximately 640 acres or one (1) square mile)

Description of Oil Leases and Oil Production

As of December 31, 2014, our properties in North Dakota are leased primarily to three operators: Oasis Petroleum, Continental Resources and Statoil, ASA. The executed oil leases cover various parcels of land in the same general region, primarily in McKenzie County, North Dakota. The leases have lease periods of between 3 and 8 years with starting dates from March 2003 to December 2009. All but three of the leases have landowner royalties’ payable by the oil company Lessees on gross proceeds from oil and gas production of 17%. Currently, most of the leases covering the Company’s mineral acres contain what is commonly referred to as “continuous drilling clauses”. Generally, a continuous drilling clause requires an operator to maintain active drilling operations in order to hold or extend an oil and gas lease past the natural expiration date of the lease.

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

						Total
						Landowner
Legal	Lease	Gross	Net	Original	Current	Royalty
Description	Period	Acres	Acres	Lessee	lessee	Percentage
151N, R100W, Section 6: Lots 2(40.00),3(40.00),					Oasis
SE4NW4, SW4NE4	7/29/08-7/29/13	1,203	413	Empire Oil	Petroleum	17%
152N, R100W, Sec 8: NW4NW4, S2NW4, SW4,					Oasis
S2SE4, NE4NE4	"			Empire Oil	Petroleum	17%
152N, R100W, Sec 9: Lots 1(21.20), 2(26.60), 3(42.10),					Oasis
4(43.00), SW4NW4, SW4, S2SE4	"			Empire Oil	Petroleum	17%
152N, R100W, Sec 10: Lots 2(18.80),3(17.20),4(34.20),					Oasis
S2SW4	"			Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 15: NE4NW4	"			Empire Oil	Petroleum	17%
					Oasis
152N, R101W, Sec 1: SE4SE4	"			Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 5: SWSW	7/14/08-7/14/13	193	64	Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 6: Lot 14(33.38) S2SE, SESW	"			Empire Oil	Petroleum	17%
152N, R100W, Sec 7: Lot 1(33.53), Lot 2(33.55),					Oasis
E2NW4, NE4	3/1/05-3/1/12	307	101	Sundance	Petroleum	17.50%
152N, R100W, Sec 17: All plus all accretions and					Oasis
riparian rights thereto	9/9/03-9/9/11	2,227	533	Empire Oil	Petroleum	17%
152N, R100W, Sec:7: Lots 3(33.63), 4(33.59), E2SW,					Oasis
SE Plus all accretions and riparian rights thereto	“			Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 20 All	"			Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 21 All	"			Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 18: Lot 1(33.63), NENW, N2NE	5/21/09-5/21/12	394	103	Empire Oil	Petroleum	17%
					Oasis
152N, R101W, Sec 13: N2NE, NW	"			Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 22: W2, SE4	1/19/05-1/19/12	480	103	Armstrong	Petroleum	17.50%
					Oasis
152N, R100W, Sec 23: W2SW	7/14/08-7/14/11	80	13	Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 29: NE, N2NW	11/24/04-11/24/11	1,029	95	Empire Oil	Petroleum	17%
152N, 100W, Sec 30: Lot 3 (34.31), Lot 4 (34.37),
E1/2SW1/4, W1/2SE1/4
152N, 101W, Sec 24 SW1/4
152N, R101W, Sec 25: NWNE, S2NE, N2NW, SENW,					Oasis
NESW, N2SE, SESE	"			Empire Oil	Petroleum	17%
152N, R100W, Sec 31: Lot 1(34.43), 2(34.49), 3(34.55),					Oasis
4(34.61), E2W2, E2	7/14/08-6/10/12	858	133	Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 32: W2W2, SENW, NESW	"			Empire Oil	Petroleum	17%
				Diamond
152N, R101W, Sec 26: SE, except 6.32 acres	4/8/08-4/8/11	154	5	Resources		17%
152N, R101W, Sec 35: E 1/2 NE 1/4, SW 1/4 NE 1/4,				Diamond	Oasis
SE 1/4 NW 1/4	9/13/02-9/13/05	160	5	Resources	Petroleum	15%

Total		7,085	1,570

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

Once a well is drilled and production established, of which there is no assurance, the lease is considered “held by production,” meaning the lease continues as long as oil is being produced. As of December 31, 2014, drilling activity on the Company’s mineral acreage is likely to hold by production most if not all of the Company’s leases Several of our leases, however, require the operator to have “continuous” drilling operations which would require the operator to continue drilling activities in order to qualify the lease to be held by production. Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. The Company is currently conducting an internal audit of its leases and mineral acreage holdings.

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

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County. Mr. Gillis, the plaintiff in this matter (the “Gillis Case”), is the trustee of the Bruce and Marilyn Gillis 1987 Trust. Mr. Gillis is alleging that the Company breached certain registration rights obligations pursuant to an equity investment made at or around November 2010. The Court in this matter granted class certification and class notice in March 2014. The Company settled this matter in September 2014.

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and TJ Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols and Wesley Paul, Case No. CV14 00544, filed in the Second Judicial District Court of the State of Nevada for Washoe County. Mssrs. Graiwer and Jesky, the plaintiffs in this matter (the “Graiwer Case”), bring action on behalf of the Company derivatively, and the Company is also named as a nominal defendant. Mssrs. Graiwer and Jesky are shareholders of the Company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment and civil conspiracy against one or more of the named defendants. The Company and is also informed that each of the other named defendants denies the validity of the claims made in the Graiwer Case and each intends to vigorously defend against such claims, as applicable. The plaintiffs in the Graiwer case have agreed to dismiss all claims against all defendants except Val Holms, and such dismissal is pending approval by the Court.

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

The quoted bid or asked price for the shares of common stock of BRI for the quarterly periods from January 1, 2014 through December 31, 2014 ranged from $0.08 to $0.24.

Holders

The number of record holders of BRI’s common stock as of the date of this Report is approximately 149.

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

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2014. There are no equity compensation plans not approved by security holders.

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

Overview

BRI is an oil and gas exploration company, with properties located mostly in the Bakken. As of December 31, 2014, the Company owns mineral rights to approximately 7,200 gross acres and 1,600 net mineral acres of land located about 8 miles southeast of Williston, North Dakota. Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of 12% from the oil and gas produced on such lands. In addition, we own a 2% retained royalty interest (or its equivalent) based on approximately 767 net mineral acres which overlap our existing mineral interest. We have no rights to influence the activities conducted by the Lessees of our mineral rights. We will primarily focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.

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

Results of Operations

Net income was $3,979,654, reflecting the gain on the sale on minerals to Apollo/Athene in February 2014, lower revenue reflecting the mineral sale, and substantially higher professional fees. BRI’s operating results are driven primarily by overall production, oil and natural gas production unit values, and professional fee expense. Excluding the gain on sale of mineral rights, operating loss was ($507,806) driven by lower revenue as a result of flat production growth and the sale of mineral rights, lower unit prices, and extraordinarily high professional fees.

Overall production volume was slightly down for oil and slightly up for natural gas. Average oil and natural gas prices increased in 2014 reflecting initially very high prices, peaking at $95 per barrel, falling to $47 by year end. As unit prices fell, average well production days per month declined as well. However, during the fourth quarter, the new well high initial production drove oil and gas production to the highest monthly production levels in company history. Unfortunately, this high production volume came at a time when unit values were low and continuing to fall.

For the year ended December 31, 2014, professional fees were a significant portion of our operating expense. Professional fees break into the following four categories: (i) consultant fees totaled $642,412; (ii) legal costs totaled $775,753; (iii) and (iii) other professional fees (accounting, auditing, and transfer agent services) totaled $224,568. The Company anticipates these fees will be substantially lower in 2014 as legal proceedings are resolved and one-time, extraordinary fees unique to 2014 will not incur in 2015.

The following tables provide selected financial data about our company as of December 31, 2014, and December 31, 2013.

	December 31,	December 31,
Balance Sheets Data:	2014	2013
Cash	$6,679,090	$1,523,601
Mineral rights and leases, property, plant and
equipment and oil and gas properties, net of
accumulated depletion and depreciation	559,226	823,045
Total assets	8,353,585	4,493,702

Total current liabilities	1,244,292	1,378,527
Long-term portion installment	—	—
Stockholders’ equity	7,109,293	3,115,175
Total liabilities and stockholders’ equity	$8,353,585	$4,493,702

Selected Statements of	Year Ended	Year Ended
Operations Data:	December 31, 2014	December 31, 2013
Revenue	$2,921,271	$5,145,095
Payroll	341,229	338,173
Professional fees	1,642,733	1,154,246
General and administrative	137,157	107,615
Gain on Sale of Minerals	$7,172,151
Net Income (Loss)	3,979.654	$1,321,587
Net Profit Per Common Share	$0.07	$0.03

Our cash in the bank at December 31, 2014 was $6,679,090. Net cash provided by financing activities during the year ended December 31, 2014 was $0.

There is a distinct disconnect between the number of producing wells and production payments received in 2014. Bakken had a number of producing wells for which payments has not yet been received. Management has been working with Oasis Petroleum land specialists to reconcile all net royalty interests as well as the retained royalty emanating from the sale of 767 net mineral acres to Apollo/Athene Life Insurance Company. At year end, we had all the net royalty interests reconciled but payment had not been made.

Net cash used by operating activities for the year ended December 31, 2014, was ($2,534,938) compared to net cash provided by operating activities of $1,672,292 for the year ended December 31, 2013. For the year ended December 31, 2014, our total operating expenses were $2,143,660 as compared to $1,938,066 for the year ended December 31, 2013, which increase is primarily attributable to increased professional fees offset by decreased depreciation and depletion. We expect our use of cash for operating expenses to continue at approximately $60,000 per month over the next twelve months compared to $183,000 per month for the year ended December 31, 2014. This sharp reduction reflects substantially lower consulting fees, the insurance reimbursement for legal fees attributed to the on-going lawsuit, and management effort to reduce costs. Our material financial obligations include legal fees, public reporting expenses, transfer agent fees, bank fees, and other recurring fees.

There were no unusual or infrequent events or transactions or any significant economic changes that materially affected the amount of reported income from continuing operations.

Liquidity and Capital Resources

As of December 31, 2014 we had cash of $6,679,090. Due to the increased royalty payments, increased production, and the sale of mineral rights, the company has been cash positive in 2014. Given our recent rate of use of cash in our operations we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

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

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2014.

December 31,
2014
Current Assets	$7,794,360
Current Liabilities	$1,244,292
Working Capital	$6,550,068

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

Current Liabilities include accounts payable, accrued expenses and the current portion of long term debt. The most significant portion of current liabilities comes from accrued expenses and production tax passed to the Company as part of the royalty payments. Accrued royalty payable is paid only upon receipt of revenue. Accrued production tax is withheld by the operators from the royalty payments.

As of December 31, 2014, we have collected approximately $10,733,744 in royalty payments from our wells under production. We received our first royalty check in August 2011. As of December 31, 2014, we have received royalty checks primarily from the production of sixty-nine wells.

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

We anticipate the next six months will continue to show operating income. This is due to the number of wells beginning to show production and collection of royalty payments from that production. We have collected approximately $10,733,744 in royalty payments from August 2011 to December 2014 from production on sixty-nine wells. We have information that an additional eighteen (18) wells are either in production or are in confidential status. Although we believe that income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, there can give no assurance that we will be successful in addressing operational risks as previously identified under the "Risk Factors" section, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

The tables below show well production listed by formation, wells listed by status, and total well capacity within current spacing unit rules and regulations:

Producing Wells by Formation

●	Bakken	43
●	Madison	3
●	Three Forks	23

Wells by Status

●	Producing	69
●	Confidential	10
●	Permitted	6
●	Drilling	2

Well Capacity

●	Total Wells	87
●	Total Well Capacity	190
●	Percentage	46%
●	Remaining Well Capacity	103

The charts illustrate several important points:

1.

The number of producing wells continues to increase both in the Bakken formation and the Three Forks formation. However, we expect to see more wells operating in the Three Forks formation in the months ahead. This is significant since the company’s net royalty interest in Three Forks Formation producing wells is substantially lower than those in the Bakken Formation; seventeen percent (17%) versus two percent (2%).

2.

The company has substantial remaining well capacity within current North Dakota spacing unit rules and regulations. Current rules enable a total of one hundred ninety (190) wells to be drilled on our current acreage. We presently have eighty seven (87) total wells, sixty nine (69) of which are producing. The company is currently at forty six percent (46%) of total well capacity. Therefore, we expect new wells to continue to be drilled on existing acreage, thus continuing to grow and expand our revenue base without acquiring additional acreage.

3.

Each well has a declination curve. That is, after initial production, each year well production declines until some years later the well runs dry and is shut-in. The new well production is necessary to offset the declination of existing well production. In 2014, oil production was down one percent (1%) from 2013 and natural gas production was up two percent (2%). Yet, without new well production, existing well production declined thirty percent (30%) for oil and twenty three percent (23%) for natural gas.

Future revenues will be driven by new well production offsetting declining production in existing wells. Fortunately, the company has considerable new well capacity to drive future revenue.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangement that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. All significant accounting policies have been disclosed in Note 2 to the consolidated financial statements for the years ended December 31, 2014 and 2013 contained herewith. Our critical accounting policies are discussed below.

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

Revenue Recognition

The Company follows the guidance of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement, the Company recognizes revenue when production occurs under our leased property as shown on the operator run tickets (to determine unit values) and information available through the North Dakota Industrial Commission’s website (production totals). The royalty income that is calculated monthly may be based upon estimated oil and natural gas unit values as is necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BAKKEN RESOURCES, INC.
December 31, 2014 and 2013
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bakken Resources, Inc.
Helena, Montana

We have audited the consolidated balance sheets of Bakken Resources, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bakken Resources, Inc. and its subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Decoria, Maichel, & Teague

Spokane, Washington

BAKKEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$6,334,092	$1,523,601
Restricted Cash	345,000
Accounts receivable - Trade	681,158	2,126,104
Related party receivable	138,846
Prepaids	39,593	20,952
Other receivables	255,671	—
Total Current Assets	7,794,360	3,670,657
PROPERTY, PLANT AND EQUIPMENT, net
of accumulated depreciation of $30,410 and
$22,376	8,475	15,272
PROVED MINERAL RIGHTS AND
LEASES, net of accumulated depletion of
$845,227	—	689,773
PROVED OIL AND GAS PROPERTIES,
using successful efforts accounting, net of
accumulated depletion of $0	—	68,000

UNPROVED MINERAL RIGHTS AND
LEASES	550,750	50,000
Total Assets	$8,353,585	$4,493,702
LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts payable	$134,810	$42,563
Accrued liabilities	165,108	183,494
Royalty payable to related party		403,222
Related Party Payable	—	235,500
Income tax payable	944,374	513,747
Total Current Liabilities	1,244,292	1,378,527
Total Liabilities	1,244,292	1,378,527
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000
shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000
shares authorized, 56,735,350 shares issued
and outstanding	56,735	56,735
Additional paid-in capital	3,510,760	3,496,296
Retained earnings	3,541,795	(437,856)
Total Stockholders' Equity	7,109,293	3,115,175
Total Liabilities and Stockholders' Equity	$8,353,585	$4,493,702

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2014	2013
REVENUES	$1,635,854	$3,972,570

OPERATING EXPENSES (INCOME):
Depreciation and depletion	22,541	334,354
Payroll	341,229	338,173
Professional fees	1,642,733	1,154,246
Loss on impairment of asset	68,000	200,000
Lawsuit settlement expense	662,485	—
Gain on sale of mineral interest	(7,172,151)	—
General and administrative expenses	142,483	107,615
Total Operating Expenses (Income)	(4,292,680)	2,134,388
INCOME FROM OPERATIONS	5,928,534	1,838,182
OTHER INCOME (EXPENSES):
Interest income	4,718	833
Other income	5,000	—
Gain on Interest Settlement		15,608
Interest expense		(19,228)
Total other income (expenses)	9,718	(2,847)
NET INCOME BEFORE INCOME TAXES	5,938,252	1,835,534
Income tax expense	1,958,600	(513,747)
NET INCOME	$3,979,654	$1,321,587
NET INCOME PER COMMON SHARE
- BASIC AND DILUTED	$0.07	$0.02
Weighted average common shares outstanding:
- basic	56,735,350	56,735,350
- diluted	56,902,016	56,901,263

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances - December 31, 2012	56,735,350	$56,735	$3,400,578	$(1,759,443)	$1,697,870
Options expense	—	—	95,718	—	95,718
Net income	—	—	—	1,321,587	1,321,587
Balances - December 31, 2013	56,735,350	$56,735	$3,496,296	$(437,856)	$3,115,175
Options Expense			14,463		14,463
Net Income				3,979,654	3,979,654
Balances – December 31, 2014	56,735,350	$56,735	$3,510,760	$3,541,795	$7,109,293

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,979,654	$1,321,587
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and depletion expense	22,541	334,354
Options expense	14,463	95,718
Loss on Impairment of mineral asset	68,000	200,000
Gain on sale of rights	(7,172,151)	—
Gain on interest settlement	__	15,608
Changes in operating assets and liabilities:
Restricted Cash Asset	(345,000)
Accounts receivable	1,444,946	(1,380,878)
Other receivables	(394,518)
Prepaids	(18,641)	(11,047)
Accounts payable	92,246	(35,999)
Royalty payable to related party	(403,222)	234,077
Accrued liabilities	(18,386)	180,841
Income tax liability	430,627	513,747
Related party payable	(235,500)	235,500
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(2,534,938)	1,672,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from sale of mineral assets	7,847,417
Cash paid for acquisition of unproven oil and gas properties	(500,750)	—
Cash paid for acquisition of property and equipment	(1,238)	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,345,429	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on installment	—	(842,011)
NET CASH USED IN FINANCING ACTIVITIES	—	(842,011)
NET CHANGE IN CASH	4,810,491	830,281
Cash at beginning of year	1,523,601	693,320
Cash at end of year	$6,334,092	$1,523,601
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$19,288
Taxes paid	1,480,114	—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Settlement of debt from reduced acreage in mineral property	$—	$114,000

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

Multisys Language Solutions (“MLS”) was incorporated on June 6, 2008 in Nevada. On June 11, 2010, MLS entered into an Option to Purchase Assets Agreement with Holms Energy to purchase certain oil and gas production royalty rights on land in North Dakota. This option was exercised on November 26, 2010. On December 10, 2010, MLS hanged its name to Bakken Resources, Inc. (“BRI”).

Formation of BR Metals, Inc.

On January 13, 2011, the Company formed BR Metals Inc, in Nevada. BR Metals Inc. is a wholly owned subsidiary of the company. BR Metals, Inc. was designed to engage in the business of identifying, screening, evaluating, and acquiring precious metals properties in the Western United States. However, the Company has no activity and is not activity engaged in securing metal properties.

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

Allowance for doubtful accounts

The Company evaluates its accounts receivables for collectability and establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. As of December 31, 2014 and 2013, no allowance for doubtful accounts was recorded.

Property and equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Depreciation expense for the years ended December 31, 2014 and 2013 was $8,034 and $8,756 respectively.

Oil and Gas Properties and Mineral Rights

The Company applies the successful efforts method of accounting for oil and gas properties. The Company owns royalty interests and one working interest. The company capitalizes asset acquisition costs. Unproved oil and gas properties are periodically assessed to determine whether they have been impaired, and any impairment in value is charged to expense. The costs of proved properties are depleted on an equivalent unit-of-production basis. Total proved reserves is the reserve base used to calculate depletion.

During 2014 and 2013, the Company recognized no impairment of its oil and gas properties using the method described below under “Impairment of long-lived assets”. Depletion expense for 2014 and 2013 was $14,507 and $325,598, respectively.

Asset Retirement Obligations

The Company follows the FASB Accounting Standards Codification which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. During 2014 and 2013, the Company has not recorded any asset retirement obligations.

Impairment of long-lived assets

The Company follows the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company impaired the value of an asset referred to as “Duck Lake” during the year ending December 31, 2013. The Company also impaired the value of an asset, the Texas working interest, in the year ended December 31, 2014 (See Note 3).

Fair value of financial instruments

The Company follows the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted the FASB Accounting Standards Codification to measure the fair value of its financial instruments. the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by the FASB Accounting Standards Codification are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2014 or 2013. As of December 31, 2014 and 2013, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with oil and gas producing properties, and mineral rights and leases, and other long-lived assets (see Note 3). For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

Revenue recognition

The Company follows the guidance of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement, the Company recognizes revenue when production occurs under the 14 separate mineral leases granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Statoil, ASA, and 3) Continental Resources Inc. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement. The royalty income is calculated monthly and the Company recognizes royalty income as production is reported by well on the North Dakota Industrial Commission website.

In certain instances, the Company may have to estimate unit values for oil and natural gas. In situations where production has occurred but payment on that production has not been made to the Company, the Company estimates the unit value of the product sold by reviewing similar wells in the area and using those unit values.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements. Reclassified amounts were not material to the financial statements.

Stock-based compensation for obtaining employee services

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions the FASB Accounting Standards Codification using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The fair value of options, if any, is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

-

The Company uses historical data to estimate employee termination behavior. The expected life of options granted is derived from the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

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

The Company granted 500,000 stock options from the Company’s 2008 Non-Qualified Stock Option Plan during 2012. No options were granted in 2014 or 2013.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounted for instruments issued to parties other than employees for acquiring goods or services under the recognition and measurement principles of the fair value recognition provisions of the FASB Accounting Standards Codification. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The fair value of the warrants is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

-	The expected life of warrants granted is derived from the FASB Accounting Standards Codification and represents the period of time the warrants are expected to be outstanding.

-	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the warrants.

-	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the warrants.

-	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the warrants.

Income tax

The Company accounts for income taxes under the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company accrued $944,374 and $513,747 for its federal and state income tax liability for 2014 and 2013, respectively.

Net income per common share

Net income per common share is computed pursuant to the FASB Accounting Standards Codification. Basic net income or loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock warrants and options. 500,000 common stock options were included in the diluted calculations, while 282,001 common stock warrants were excluded from the calculation of diluted loss per share for the years ended December 31, 2014 and 2013, as the effect would have been anti-dilutive.

Commitments and contingencies

The Company follows the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

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

On September 21, 2011, the Company purchased an undivided 50% interest in minerals contained in approximately 2,200 acres located in Glacier County, Montana (also referred to as Duck Lake). The purchase price of these rights was $250,000. The value of this asset was impaired and written down to a value of $50,000 because of alleged fraud that may have occurred in this transaction.

Acquisition of Working Interest

On July 3, 2012, the Company purchased a 17% working interest in an oil well located in Archer County, Texas for $68,000 cash from Holms Energy Development Corporation, which is owned by an officer of the Company. The property was not yet producing as of December 31, 2014 and has been deemed to be impaired.

NOTE 4 – RELATED PARTY TRANSACTIONS

Royalty payable/receivable – Related Party

In connection with the acquisition of the Holms Property (see Note 3), the Company granted to Holms Energy LLC, which is owned by an officer of the Company, a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of December 31, 2014 and 2013, the royalty receivable/payable was ($138,847) and $403,222, respectively. The royalty was over-paid in 2014 resulting in a related party receivable. The corresponding 2014 and 2013 royalty expense was $802,581 and $801,078, respectively.

Related Party Payable

Oasis Petroleum is one of three oil and gas exploration and production companies that produce and distribute oil and natural gas from Company acreage. When the mineral assets were conveyed to the Company, only those mineral rights from the surface to the base of the Bakken formation were conveyed. This is referred to as a split mineral estate. Therefore, production emanating below the base of the Bakken formation is retained by Holms Energy Development Corporation (“HEDC”). HEDC is owned by the Company’s CEO, Val Holms.

Since the Company’s inception, Oasis Petroleum has failed to recognize the split minerals that had previously been identified as stated. Oasis paid royalties to the Company for production emanating from formations below the Bakken formation. The Company, in turn, paid these royalties directly to HEDC each month.

Part of the operator’s responsibilities to the royalty owners is to properly identify the formation from which production emanates. The Company discovered in 2014 that there were five wells that were erroneously believed to be producing from the Bakken formation when they were in fact producing from the three forks formation which lies below the Bakken formation. Accordingly, the royalties emanating from these wells erroneously had been recorded as Company revenue. This revenue has been identified for year 2011 through mid-2014. The amounts have been identified and correctly paid to HEDC. The amount paid to HEDC for prior years’ production was $235,500.

NOTE 5 – GREENFIELD ASSET SALE

In early 2014, the Company negotiated the sale of certain mineral assets called The Greenfield Assets. The Greenfield assets were originally acquired in November 2010. The transaction resulted in a net capital gain to the Company. Details of the transaction are as follows:

Sale price (net of sales costs)	$7,847,417
Asset carrying value	1,535,000
Less accumulated depletion	(859,734)
Net Capital Gain:	$7,172,151

A portion of the sale proceeds were included in an Internal Revenue Code section 1031 exchange. A 1031 exchange as it is commonly referred to allow all or part of the sales proceeds from an asset sale to be excluded from capital gains tax if the proceeds are used to acquire a qualifying replacement asset within a certain time frame. In this case, the Company deferred capital gains tax on $170,484 in connection with the 1031 exchange.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Common Stock Warrants

The Company issued warrants to shareholders beginning in 2009. Warrants were issued through 2012. The summary of warrant activity is as follows:

	Number of	Weighted
	Warrant	Average
	Shares	Exercise Price
Balance, December 31, 2012	5,822,001	$0.500
Expired	(3,950,000)	0.480
Balance, December 31, 2013	1,872,001	$0.530

Expired	(1,590,000)	0.480
Balance, December 31, 2014	282,001	$0.530

At December 31, 2014, the exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.75 and 0.153 years, respectively. The exercisable warrants outstanding at December 31, 2014 had an intrinsic value of $0. At December 31, 2013, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.25 to $0.75 and ..48 years, respectively. As of February 15, 2015 all exercisable warrants expired.

Common Stock Options

During March 2012, the Company granted an aggregate of 500,000 common stock options to officers and Directors. The options are exercisable at $0.10 per share and vest one-third immediately and one-third each year over the next two years. The fair value of the options was determined to be $400,548 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $0.90, expected terms between 1 and 2 years, volatility of 68.94%, risk-free interest rate of 0.41% and zero expected dividends. The fair value is being expensed over the vesting period of the options. Option expense of $14,461 and $95,718 was recognized during the years ended December 31, 2014 and 2013, respectively. The table below summarizes the Company’s option activity:

	Number of	Weighted
	Option	Average
	Shares	Exercise Price
Balance, December 31, 2012	500,000	$0.100

Balance, December 31, 2013	500,000	0.100
Exercisable, December 31, 2013	333,332	$0.100
Exercisable, December 31, 2014	500,000	$0.100

At December 31, 2014, the exercise price and the weighted average remaining contractual life of the options outstanding were $0.10 and 1.22 years, respectively. The exercisable options outstanding at December 31, 2014 had an intrinsic value of $0. At December 31, 2013, the exercise price and the weighted average remaining contractual life of the options outstanding were $0.10 and .22 years, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Lease Commitment

On December 1, 2010, BRI entered into a one-year office lease, renewable for up to five years, for a 2,175 square foot executive office at 1425 Birch Ave., Suite A, Helena, MT 59601, for a monthly charge of $1,600 for the first year; $1,800 second year; $2,000 third year; $2,200 fourth year; and $2,400 fifth year. BRI has leased an additional room at $100 per month. Therefore, total rent is $2,500 per month.

Litigation

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s CEO, Val Holms. The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. After various court proceedings, the Washington Court of Appeals affirmed a trial court’s ruling against the plaintiff and reversed the trial court’s ruling against certain of the defendants. The Company believes the possibility of any future economic damages to BRI to be unlikely. When the Company filed the appeal with the Washington Court of Appeals, the Company was required to post a bond of $462,485.04. This amount is identified on the income statement as Settlement Expense. Upon the successful appeal, the bond will be returned to the Company.

On June 6, 2012, the Company filed a Temporary Restraining Order (the “TRO”) and Verified Complaint for Injunctive Relief against McKinley Romero, Peter Swan Investment Consulting Ltd and IWJ Consulting Group, LLC (collectively, the “Defendants”), in connection with the Defendants’ request to the transfer agent to remove restrictive legends from an aggregate of 4.7 million shares, which the Company believes were improperly obtained by the Defendants. The Company obtained the TRO from the Second Judicial District Court of the State of Nevada, County of Washoe on June 6, 2012 enjoining the Defendants from seeking removal of the restrictive legends. On a scheduled hearing on June 26, 2012 the judge in this matter ruled in favor of the Company’s motion for a preliminary injunction. The order granting such preliminary injunction was issued from this court on August 14, 2012. The Company obtained a default judgment against the Defendants on June 12, 2014 for $200,000. This expenditure has been identified on this income statement as Settlement Expense.

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

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and TJ Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols and Wesley Paul, Case No. CV14 00544 (the “Graiwer Case”), filed in the Second Judicial District Court of the State of Nevada for Washoe County. Messrs. Graiwer and Jesky, the plaintiffs in the Graiwer Case, bring action on behalf of the Company derivatively, and the Company is also named as a nominal defendant. Messrs. Graiwer and Jesky are shareholders of the Company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment, and civil conspiracy against one or more of the named defendants. The Company is also informed that each of the other named defendants denies the validity of the claims made in the Graiwer Case, and each intends to vigorously defend against such claims, as applicable. The plaintiffs in the Graiwer case have agreed to dismiss all claims against all defendants except Val Holms, and such dismissal is pending approval by the Court.

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2014 and 2013, the Company generated taxable income and incurred a total tax provision of $1,958,600 and $513,747, respectively. There was no available net operating loss carry forward as of December 31, 2013 or 2014.

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations due to the following items:

	2014	2013
Income tax at statutory rate (34%)	$2,019,006	$624.013
Effect of state income taxes	338,480	127,097
Change in valuation allowance	(41,000)	(219,600)
Tax return to tax accrual adjustment Other	(357,886)	(17,763)
Income tax expense	$1,958,600	$513,747

At December 31, 2014 and 2013 the Company’s deferred tax asset (liability) are as follows:

	2014	2013
Changes in asset carrying values not
deductible for tax	$106,400	$79,400
Deferred gain on asset sale	(68,000)
Net deferred tax asset	38,400	79,400
Allowance for deferred net tax asset	(38,400)	(79,400)

Net deferred tax asset	—	—

The provision for income taxes consists of the following for 2014 and 2013:

	2014	2013
Current:
Federal	$1,680,211	$390,208
State:
Montana	139,693	65,549
North Dakota	139,021	57,990
Income tax expense	$1,958,600	$513,747

The Company has no unrecognized tax benefits at December 31, 2014 or 2013. It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next twelve months. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. At December 31, 2014, fiscal years 2011 through 2014 remain subject to examination by federal and state tax authorities.

NOTE 9 – OTHER RECEIVABLE

Included in Other Receivable is an expected reimbursement from the Company’s Director and Officer Insurance policy carrier for lawsuit related costs. Specifically, the Company’s insurance carrier, Scottsdale Insurance Company, has agreed to reimburse for certain legal defense costs related to the Manuel Graiwer and TJ Jesky derivatively on behalf of Bakken Resources Inc. v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols, and Wesley Paul. Insurance reimbursement is limited to the extent of the underlying policy and to only those expenditures deemed by the insurance company as essential to the case. The receivable balance is $144,913.

In addition, the other receivable balance includes income tax refund receivable totaling $95,899 and attorney’s fee receivable as a result of a default judgment attained on a lawsuit.

NOTE 10 – RESTRICTED CASH

At year end, the Company had an Escrow account that held the unexpended portion ($345,000) of the Greenfield asset sale proceeds. The Greenfield sale proceeds were subject to a section 1031 exchange to minimize the company’s taxable capital gains tax. Accordingly, the cash was restricted and only available to pay for or reimburse for qualifying expenditures associated with the asset replacement property. The remaining restricted funds were fully utilized in early 2015.

NOTE 11 – SUBSEQUENT EVENTS

The due date for the final $175,000 bonus payment in the July 9, 2014 Big Willow lease, has been extended, from October 15, 2014 to May 15, 2015, because the title work defining leasable acreage has been delayed.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.

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

●

Additionally, since we only have two full time and one part time employees, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, as of December 31, 2014, been established or implemented.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2014.

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

The following table sets forth the directors and executive officers of BRI as of December 31, 2014. The previous directors of BRI appointed the nominees designated by Holms Energy as members of the board of directors of BRI. Subsequently, the current officers and directors of BRI resigned their positions at BRI, clearing the way for the appointment of new executive officers by the new board of directors of BRI. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position
Val M. Holms	67	Chief Executive Officer, President, and Director
Dan Anderson	50	Chief Financial Officer
Karen S. Midtlyng	56	Secretary and Director
Herman R. Landeis	82	Director
Bill M. Baber	63	Director
W. Edward Nichols	72	Director
Lou Mazzullo	64	Director

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

Val M. Holms – 67, President, Chief Executive Officer, and Director. After being honorably discharged from the United States Marine Corps, 4th Force Reconnaissance Division in Vietnam in 1969, he was the founder, sole owner and operator of Holms Building Services, Inc., a licensed general contracting Company based in Missoula, Montana until 1984. Beginning in 1971 until the present, Mr. Holms has been a private investor, a part time independent land man, organized several oil and gas limited partnerships, purchased and sold mineral leases, and arranged various oil and gas joint ventures in Montana, Oklahoma, Texas, and North Dakota. From 1984 to 1988, he attended Rhema Bible Institute and received a degree in Theology. Mr. Holms and his wife Mari Holms are the managing members of Holms Energy, LLC.

Dan Anderson – 50, Chief Financial Officer. Mr. Anderson graduated from the Montana College of Mineral Science and Technology in 1986 with a Bachelor of Science degree in Business Administration, Finance and Accounting. After graduation, Mr. Anderson served as the chief financial officer of a health care Company and was a partner in a consulting firm. Mr. Anderson has subsequently received a Master’s Degree in Business Administration, a graduate degree in banking, is a certified business adviser, and is a certified human resources specialist. Mr. Anderson has owned a number of small businesses in southwest Montana for more than 20 years. On May 23, 2014, Mr. Anderson was appointed as the Company's Chief Financial Officer.

Karen S. Midtlyng – 56, Secretary and Director. Ms. Midtlyng has an associate degree from the University of Montana, Helena College of Technology. From 1978 to 2005, she was employed by U.S. Geological Survey (U.S.G.S.), Water Science Center, Helena, MT. During her 27 years with the U.S.G.S. she was responsible for start to finish production of several U.S.G.S. scientific reports, fact sheets and electronic documents and co-authored several U.S.G.S. publications. From 2005 to 2010, she was engaged as an independent consultant, providing services for small business in the Helena area, where she assisted in the establishment and implementation of business processes.

Herman R. Landeis – 82, Director. Mr. Landeis was the Western Region Tax Manager for Marathon Oil Corporation, based out of Casper, Wyoming, from 1972 until he retired in 1992. Previously, Mr. Landeis worked as a professional Draftsman for Marathon Oil Corporation from 1955 until 1972, except for a two year leave of absence to serve in the Military (Army), where he was honorably discharged. As a Tax Manager for Marathon Oil Corporation, he was responsible for and managed a variety of financial matters related to property tax negotiations, valuation of Company owned assets and property, and conducting various financial analysis on operations in the Western United States. These properties included the Interstate Pipeline running from Montana to Missouri, properties in Alaska, five off-shore platforms and numerous operating oil and gas properties in the Western United States. Since his retirement in 1992, he has acted as a consultant to the oil and gas industry related to special projects involving tax matters, appraisals and valuation of property. Mr. Landeis received a Certified License as a Professional Appraiser from the University of Nebraska in 1972.

Bill M. Baber – 63, Director. Mr. Baber has 37 years of experience in the field of drilling, completing, operating and maintenance of oil and gas wells. In addition, Mr. Baber also provides sources and arranges for the maintenance of oil/gas rigs and other heavy machinery used in drilling operations. Mr. Baber regularly consults with clients on drilling operations and regulatory requirements. For the past 15 years, Mr. Baber has conducted his business through his entity, Bill M. Baber Oil Field Equipment.

W. Edward Nichols – 72, Director. Mr. Nichols has owned and operated gas processing plants in Kansas and Wyoming, and also co-owned and operated oil drilling, production and gas gathering companies in Kansas. Mr. Nichols has served as a Director and member of the Executive Committee of several public companies, including General Environmental Corporation, Gulfstar Energy Corporation and EnviroMart.com. He is currently chairman of the Board of Directors of Three Forks, Inc. and previously served in a similar capacity at Gulfstar Energy Corporation. He also serves as a consultant and in-house counsel for Travelpayer Systems Limited, a financial transaction processing and settlement Company in the United Kingdom. In addition, Mr. Nichols is an attorney with Nichols & Nichols in Denver, Colorado and is authorized to practice in the states of Colorado and Kansas, the United States Federal Courts, and Supreme Court of the United States. He is also Managing Director of Nichols & Company LLC, a management consulting firm. Previously, Mr. Nichols was Senior Partner in Nichols and Wolfe, a national municipal bond law firm. He was instrumental in structuring and providing Approving Legal Opinions for several hundred million dollars of General Obligation Bonds, Tax Anticipation Notes and Revenue Bonds. He has since worked as a consultant with public and private companies in the U.S., Europe and the Far East and has extensive international relationships with investment banking firms, accounting and brokerage firms.

Lou Mazzullo – 64, Director. Mr. Mazzullo holds a Bachelor of Science Degree in Geology from Brooklyn College, City University of New York, Masters of Science Degree in Earth and Space Science from State University of New York and Masters of Science degree in Geophysical Sciences from the University of Chicago. Mr. Mazzullo has been a geologist in the natural resources industry since the late 1970’s. Mr. Mazzullo currently is the President and Chief Petroleum Geologist for Mazzullo Energy Corporation providing specialized geological advisory and project services in oil, gas, and uranium exploration and development to various petroleum companies. Some of his positions have included being senior geologist in the Permian Basin to Brigham Exploration Company, and Western US Exploration Manager to Ameristate Exploration, LLC. Mr. Mazzullo has received many professional honors and awards throughout his career, including the Monroe Cheney Science Award, and the Dedicated Service Award, West Texas Geological Society. He has been a registered member of American Association of Petroleum Geologists since 1977.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s outstanding common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of Forms 3, 4 and 5 furnished to us and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than 10% beneficial owners have complied in a timely manner with all applicable filing requirements for the fiscal year ended December 31, 2014.

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

Audit Committee and Financial Expert

We created an Audit Committee in December 2014. The Audit Committee charter identifies five key purposes: oversee the integrity of the company’s financial statement; overseeing the company’s compliance with legal and regulatory requirements; overseeing the registered public accounting firm’s qualifications and independence; overseeing the performance of the company’s independent auditor and internal audit function; and overseeing the company’s system of disclosure controls and procedures. Ed Nichols has been named chair of the Audit Committee.

Dan Anderson was appointed as Chief Financial Officer of BRI in May 2014, and is deemed our financial expert.

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

Change in
Pension
Value and
Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Val M. Holms
Pres, CEO, & Dir.	2014	185,000	0	0	0	0	—	0	185,000

Val M. Holms
Pres, CEO, & Dir.	2013	180,000	0	0	0	0	—	0	180,000

Narrative Disclosure to Summary Compensation Table

Mr. Val M. Holms, President and CEO of the Company was appointed to his executive position on December 1, 2010. Mr. Holms' annual salary of $180,000 was agreed to be paid by the Company pursuant to his Employment Agreement entered into on February 1, 2011. In January 2013, the Board authorized the extension of Mr. Holms Employment Agreement.

Outstanding Equity Awards at Fiscal Year End

There have been no options awards or equity awards given to any executive officers of BRI since inception on June 6, 2008, through the fiscal year ended December 31, 2014.

Compensation of Directors

The tables below show compensation for our non-employee directors for services as a director of the Company for the 2014 fiscal year. Compensation, as reflected in the tables which follow, is presented on the basis of rules of the Securities and Exchange Commission and does not, in the case of certain stock-based awards or accruals, necessarily represent the amount of compensation realized or which may be realized in the future.

	Stock Awards		Total
Name(a)	($)(b)		($)
W. Edward Nichols	$0	(b)	$0
Bill Baber	$0	(b)	$0

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On July 3, 2012 the Company purchased a 17% working interest in an oil well located in Archer County, Texas for $68,000 cash from Holms Energy Development Corp. (“HEDC”). HEDC is owned by Val Holms, our CEO. This transaction was reviewed by the Company’s independent directors and approved by our Board, with Mr. Holms recusing himself from such Board vote.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2013 and 2012, are set forth in the table below:

	Year ended	Year ended
Fee Category	December 31, 2014	December 31, 2013
Audit fees (1)	$90,521	$51,556
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$90,521	$51,556

(1)	“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.

(4)	“All other fees” consists of fees billed for all other services, such as review of our registration statement on Form S-1.

Audit Committee’s Pre-Approval Policies and Procedures

The Company formed an audit committee in December 2014 to take over the responsibilities previously carried out the board as a whole. The committee will pre-approve the engagement of our principal independent accountants to provide audit and non-audit services. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee or unless the services meet certain minimum standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) (1) Financial Statements See Item 8 in Part II of this report.

    (2) All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(b) (3) Exhibits specified by Item 601 of Regulation S-K.

EXHIBIT INDEX

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed	Form	Exhibit	Filing Date
		Herewith
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Bylaws		8-K	3.1	02-16-16
4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.2	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.3	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.4	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.5	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.6	Employment Agreement by and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012		10-K	10.10	04-16-12
10.7	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated March 12, 2013		8-K	10.1	03-18-13
10.8	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated March 12, 2013		8-K	10.2	03-18-13
10.9	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	02-09-11
10.10	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	03-24-11
10.11	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11

10.12	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11
10.13	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009		10-K	10.14	04-15-11
10.14	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003		10-K	10.15	04-15-11
10.15	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004		10-K	10.16	04-15-11
10.16	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.17	04-15-11
10.17	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008		10-K	10.18	04-15-11
10.18	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.19	04-15-11
10.19	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005		10-K	10.20	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Maris Holms Trustees and The Armstrong Corporation dated September 9, 2003		10-K	10.21	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms,Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004		10-K	10.22	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.23	04-15-11
10.23	Form of Convertible Bridge Loan Agreement 2011		8-K	10.1	05-25-11
10.24	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011		8-K	10.1	09-27-11
10.25*	Purchase and Sale Agreement dated February 4, 2014		8-K	10.1	02-10-14
10.26	Indemnification Agreement with Oasis Petroleum, Inc. dated January 23, 2014		10-Q	10.28	11-19-14
10.27	Mineral Property Lease Agreement with First Amendment Between Bakken Resources, Inc. and Big Willow, LLLP, effective as of July, 2014		10-Q	10.29	11-19-14
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Financial Officer and principal executive officer	X

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