Form 10-K/A
period 2013-12-31
BAKKEN RESOURCES INC
filed 2016-09-02
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the fiscal year ending December 31, 2013 is $6,134,777 based on the average closing price of the Registrant’s common stock as currently listed on the OTC Bulletin Board exchange. Shares of Common Stock held by each officer and director and in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for any other purpose. The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “BKKN”.

Number of shares outstanding of the issuer’s common stock as of August 31, 2016 is 56,735,350 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Amendment No. 1 to Bakken’s Annual Report on Form 10-K/A for fiscal year ended December 31, 2013 Access No. 0001206774-16-007150, submitted to Edgar on Thursday, September 1, 2016

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the period ending December 31, 2013 is being filed to (a) include the signatures of additional directors, (b) include the date of the report of the independent registered public accounting firm, and (c) include various non-material edits to the filing that were not included to Amendment No. 1 to the Annual Report on Form 10-K for the period ending December 31, 2013, which was filed on September 1, 2016.

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

The Company’s royalty payments from the production noted above vary by well. Wells are drilled in spacing units which are typically initially set by the NDIC at 1,280 acres or two sections but can include up to four sections. The royalty percentage is determined based on the amount of mineral interest acreage owned by BRI and the lease rate for that acreage. Because the mineral interest owned by BRI varies by well, the royalty percentage also varies. Our average royalty for the thirty (30) Bakken formation wells and twelve (12) Three Forks formation wells is approximately 1.35%. Using the numbers shown above, if the reported oil production was sold at the average sales price of $85.16 per barrel, gross revenue would be $285,854,724. Multiplying the average royalty percentage of 1.35% times the gross revenue results in a royalty payment of $3,859,039. Actual royalty payments received by BRI in 2013 total $3,972,570.

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

	(Restated)	December 31,
	December 31,	2012
Balance Sheets Data:	2013
Cash	$1,523,601	$693,320
Mineral rights and leases, property, plant and
equipment and oil and gas properties, net of
accumulated depletion and depreciation	823,045	1,471,399
Total assets	4,493,702	2,919,849
Total current liabilities	1,378,527	374,860
Long-term portion installment	-	847,119
Stockholders’ equity	3,115,175	1,697,870
Total liabilities and stockholders’ equity	$4,493,702	$2,919,849

	(Restated) Year
Selected Statements of	Ended December	Year Ended
Operations Data:	31, 2013	December 31, 2012
Revenue	$3,972,570	$1,727,818
Payroll	338,173	330,534
Professional fees	1,154,246	969,390
General and administrative	107,615	124,407
Net Income (Loss)	1,321,587	(399,403)
Net Loss Per Common Share	$0.02	$(0.01)

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

For the year ended December 31, 2013, professional fees were a significant portion of our operating expense. Professional fees can be broken down into the following categories: (i) consultant fees totaled $128,923; (ii) legal costs totaled $857,106; (iii) stock based compensation was $95,718; and (iv) other professional fees (accounting, auditing, and transfer agent services) totaled $56,508. The Company anticipates these fees will be similar in 2014.

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

(Restated)
December 31,
2013
Current Assets	$3,670,657
Current Liabilities	$1,378,527
Working Capital	$2,292,130

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

/s/ DeCoria, Maichel, & Teague

DeCoria, Maichel & Teague P.S.
Spokane, Washington

August 22, 2016

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
COMMITMENT AND CONTINGENCIES (see Note 7)
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

Revenues reflected on the income statement are net of production taxes, royalty, expense, and other deductions.

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

The Company’s founder and CEO, Val M. Holms, was terminated in May 2016 on the basis of fraud and other allegations levied against him.

In May 2016, the Company entered into a financing agreement with Eagle Private Equity (Eagle). The agreement included conversion rights if certain events occurred. In July 2016, a triggering event occurred, which granted Eagle the right to convert debt into equity having the equivalent of 60 million shares of The Company’s common stock.

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

BAKKEN RESOURCES, INC.

Date: September 1, 2016	By:	/s/ Dan Anderson
Dan Anderson
Chief Financial Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 31st day of August, 2016.

Date: September 1, 2016	By:	/s/ Dan Anderson
Dan Anderson
Chief Financial Officer and Director

Date: September 1, 2016	By:	/s/ Karen Midtlyng
Karen Midtlyng
Secretary and Director

Date: September 1, 2016	By:	/s/ Bill M. Baber
Bill M. Baber
Director

Date: September 1, 2016	By:	/s/ Herman R. Landeis
Herman R. Landeis
Director

Date: September 1, 2016	By:	/s/ Solange Charas
Solange Charas
Director and audit committee chair

Date: September 1, 2016	By:	/s/ Douglas L. Williams
Douglas L. Williams
Director and audit committee member

Date: September 1, 2016	By:
Val M. Holms
Director