Form 10-K/A
period 2014-12-31
BAKKEN RESOURCES INC
filed 2016-09-02
CIK 1450390

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the fiscal year ending December 31, 2014 is $6,413,631 based on the average closing price of the Registrant’s common stock as currently listed on the OTC Bulletin Board exchange. Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for any other purpose. The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “BKKN”.

Number of shares outstanding of the issuer’s common stock as of August 31, 2016 is 56,735,350 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Bakken’s Annual Report on Form 10-K for fiscal year ended December 31, 2014, Access No. 0001206774-16-007151, submitted to Edgar on Thursday, September 1, 2016

EXPLANATORY NOTE.

This Amendment No. 1 to the Annual Report on Form 10-K for the period ending December 31, 2014 is being filed to include (a) interactive data, (b) the signatures of additional directors, (c) the date of the report of independent registered public accounting firm, and (d) various non-material edits to the filing that were not included to the Annual Report on Form 10-K for the period ending December 31, 2013, which was filed on September 1, 2016.

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

The Company’s royalty payments from the production noted above vary by well. Wells are drilled in spacing units which are typically 1,280 acres or two sections but can include up to four sections. The royalty percentage is determined based on the amount of mineral interest acreage owned by BRI and the lease rate for that acreage. Because the mineral interest owned by BRI varies by well, the royalty percentage also varies. Our average royalty for the forty-three (43) Bakken formation well, three (3) Madison formation wells, and twenty-three (23) Three Forks formation wells is approximately 1.14%. Using the numbers shown above, the reported oil production was sold at the average sales price of $84.20 per barrel and natural gas was sold at an average price per mcf of $6.92, gross revenue would be $301,253,882. Actual royalty revenue accrued by BRI in 2014 total $2,921,721 or 1.08% of gross production revenue. The average royalty percentage, 1.08%, is down from 1.35% in 2013. This decline reflects an increase in production from three forks formation wells which only have a small (2%) retained royalty, thus reducing the overall percentage.

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

Overview

BRI is an oil and gas exploration company, with properties located mostly in the Bakken. As of December 31, 2014, the Company owns mineral rights to approximately 7,200 gross acres and 1,600 net mineral acres of land located about 8 miles southeast of Williston, North Dakota. Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of net 12% from the oil and gas produced on such lands. In addition, we own a 2% retained royalty interest (or its equivalent) based on approximately 767 net mineral acres which overlap our existing mineral interest. We have no rights to influence the activities conducted by the Lessees of our mineral rights. We will primarily focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition, exploration, exploitation, and development of oil and natural gas properties; focusing our activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.

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

Results of Operations

Net income in 2014 was $3,979,654, reflecting the gain of the sale on minerals to Apollo/Athene in February 2014, lower revenue reflecting the mineral sale, and substantially higher professional fees. BRI’s operating results are driven primarily by overall production, oil and natural gas production unit values, and professional fee expense. Excluding the gain on sale of mineral rights, operating loss was ($507,806) driven by lower revenue as a result of flat production growth and the sale of mineral rights, lower unit prices, and extraordinarily high professional fees.

Overall production volume was slightly down for oil and slightly up for natural gas. Average oil and natural gas prices decreased and natural gas prices increased in 2014 reflecting initially very high prices, peaking at $95 per barrel, falling to $47 by year end. As unit prices fell, average well production days per month declined as well. However, during the fourth quarter, the new well high initial production drove oil and gas production to the highest monthly production levels in company history. Unfortunately, this high production volume came at a time when unit values were low and continuing to fall.

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

The following tables provide selected financial data about our company as of December 31, 2014, and December 31, 2013.

	December 31,	December 31,
Balance Sheets Data:	2014	2013
Cash	$6,929,090	$1,523,601
Mineral rights and leases, property, plant and
equipment and oil and gas properties, net of
accumulated depletion and depreciation	309,228	823,045
Total assets	8,353,585	4,493,702

Total current liabilities	1,244,292	1,378,527
Long-term portion installment	—	—
Stockholders’ equity	7,109,293	3,115,175
Total liabilities and stockholders’ equity	$8,353,585	$4,493,702

Selected Statements of	Year Ended	Year Ended
Operations Data:	December 31, 2014	December 31, 2013
Revenue	$2,921,271	$5,145,095
Payroll	341,229	338,173
Professional fees	1,642,733	1,154,246
General and administrative	137,157	107,615
Gain on Sale of Minerals	$7,172,151
Net Income (Loss)	3,979.654	$1,321,587
Net Profit Per Common Share	$0.07	$0.03

Our cash in the bank at December 31, 2014 was $6,929,090. Net cash provided by financing activities during the year ended December 31, 2014 was $0.

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

Net cash used by operating activities for the year ended December 31, 2014, was ($2,784,941) compared to net cash provided by operating activities of $1,672,292 for the year ended December 31, 2013. For the year ended December 31, 2014, our total operating expenses were $2,143,660 as compared to $1,938,066 for the year ended December 31, 2013, which increase is primarily attributable to increased professional fees offset by decreased depreciation and depletion. We expect our use of cash for operating expenses to continue at approximately $60,000 per month over the next twelve months compared to $183,000 per month for the year ended December 31, 2014. This sharp reduction reflects substantially lower consulting fees, the insurance reimbursement for legal fees attributed to the on-going lawsuit, and management effort to reduce costs. Our material financial obligations include legal fees, public reporting expenses, transfer agent fees, bank fees, and other recurring fees.

There were no unusual or infrequent events or transactions or any significant economic changes that materially affected the amount of reported income from continuing operations.

Liquidity and Capital Resources

As of December 31, 2014 we had cash of $6,929,090. Due to the increased royalty payments, increased production, and the sale of mineral rights, the company has been cash positive in 2014. Given our recent rate of use of cash in our operations we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

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

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2014.

December 31,
2014
Current Assets	$8,044,359
Current Liabilities	$1,244,292
Working Capital	$6,800,067

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

/s/ Decoria, Maichel, & Teague

DeCoria, Maichel & Teague P.S.
Spokane, Washington

August 31, 2016

BAKKEN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$6,334,092	$1,523,601
Restricted Cash	595,000
Accounts receivable - Trade	681,158	2,126,104
Related party receivable	138,846
Prepaids	39,593	20,952
Other receivables	255,671	—
Total Current Assets	8,044,360	3,670,657
PROPERTY, PLANT AND EQUIPMENT, net
of accumulated depreciation of $30,410 and
$22,376	8,475	15,272
PROVED MINERAL RIGHTS AND
LEASES, net of accumulated depletion of $0 and
$845,227	—	689,773
PROVED OIL AND GAS PROPERTIES,
using successful efforts accounting	—	68,000

UNPROVED MINERAL RIGHTS AND
LEASES	300,750	50,000
Total Assets	$8,353,585	$4,493,702
LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts payable	$134,810	$42,563
Accrued liabilities	165,108	183,494
Royalty payable to related party		403,222
Related Party Payable	—	235,500
Income tax payable	944,374	513,747
Total Current Liabilities	1,244,292	1,378,527
Total Liabilities	1,244,292	1,378,527
COMMITMENTS AND CONTINGENCIES (see Note 7)
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000
shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000
shares authorized, 56,735,350 shares issued
and outstanding	56,735	56,735
Additional paid-in capital	3,510,760	3,496,296
Retained earnings/(deficit)	3,541,795	(437,856)
Total Stockholders' Equity	7,109,293	3,115,175
Total Liabilities and Stockholders' Equity	$8,353,585	$4,493,702

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

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings/(Deficit)	Equity
Balances - December 31, 2012	56,735,350	$56,735	$3,400,578	$(1,759,443)	$1,697,870
Options expense	—	—	95,718	—	95,718
Net income	—	—	—	1,321,587	1,321,587
Balances - December 31, 2013	56,735,350	$56,735	$3,496,296	$(437,856)	$3,115,175
Options Expense			14,463		14,463
Net Income				3,979,654	3,979,654
Balances – December 31, 2014	56,735,350	$56,735	$3,510,760	$3,541,795	$7,109,293

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,979,654	$1,321,587
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and depletion expense	22,541	334,354
Options expense	14,463	95,718
Loss on Impairment of asset	68,000	200,000
Gain on sale of mineral interest	(7,172,151)	—
Gain on interest settlement	__	15,608
Changes in operating assets and liabilities:
Restricted Cash Asset	(595,000)
Accounts receivable - trade	1,444,946	(1,380,878)
Other receivables	(394,518)
Prepaids	(18,641)	(11,047)
Accounts payable	92,246	(35,999)
Royalty payable to related party	(403,222)	234,077
Accrued liabilities	(18,383)	180,841
Income tax liability	430,627	513,747
Related party payable	(235,500)	235,500
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(2,784,938)	1,672,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from sale of mineral assets	7,847,417
Cash paid for acquisition of unproven oil and gas properties	(250,750)	—
Cash paid for acquisition of property and equipment	(1,238)	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,595,429	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on installment	—	(842,011)
NET CASH USED IN FINANCING ACTIVITIES	—	(842,011)
NET CHANGE IN CASH	4,810,491	830,281
Cash at beginning of year	1,523,601	693,320
Cash at end of year	$6,334,092	$1,523,601
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$19,288
Taxes paid	1,480,114	—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Settlement of debt from reduced acreage in mineral property	$—	$114,000

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

Multisys Language Solutions (“MLS”) was incorporated on June 6, 2008 in Nevada. On June 11, 2010, MLS, entered into an Option to Purchase Assets Agreement with Holms Energy to purchase certain oil and gas production royalty rights on land in North Dakota. This option was exercised on November 26, 2010. On December 10, 2010, MLS changed its name to Bakken Resources, Inc. (“BRI”).

Formation of BR Metals, Inc.

On January 13, 2011, the Company formed BR Metals, Inc, in Nevada. BR Metals Inc. is a wholly owned subsidiary of the company. BR Metals, Inc. was designed to engage in the business of identifying, screening, evaluating, and acquiring precious metals properties in the Western United States. However, the Company has no activity and is not activity engaged in securing metal properties.

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

Revenues reflected on the income statement are net of production taxes, royalty expense, and other deductions.

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

NOTE 5 – GREENFIELD ASSET SALE

In early 2014, the Company negotiated the sale of certain mineral assets called The Greenfield Assets. The Greenfield assets were originally acquired in November 2010. The transaction resulted in a net capital gain to the Company. Details of the transaction are as follows:

Sale price (net of sales costs)	$7,847,417
Asset carrying value	1,535,000
Less accumulated depletion	(859,734)
Net Gain:	$7,172,151

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

	Number of	Weighted
	Option	Average
	Shares	Exercise Price
Balance, December 31, 2012	500,000	$0.100

Balance, December 31, 2013	500,000	0.100
Exercisable, December 31, 2013	500,000	$0.100
Exercisable, December 31, 2014	0

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

In addition, the other receivable balance includes income tax refunds receivable totaling $95,899 and attorney’s fee receivable as a result of a default judgment attained on a lawsuit.

NOTE 10 – RESTRICTED CASH

At year end, the Company had an Escrow account that held the unexpended portion ($595,500) of the Greenfield asset sale proceeds. The Greenfield sale proceeds were subject to a section 1031 exchange to minimize the company’s taxable capital gains tax. Accordingly, the cash was restricted and only available to pay for or reimburse for qualifying expenditures associated with the asset replacement property. The remaining restricted funds were fully utilized in early 2015.

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

In May 2016, the Company entered into a financing agreement with Eagle Private Equity (“Eagle”). The agreement included conversion rights if certain events occurred. In July 2016, a triggering event occurred, which granted Eagle the right to convert debt into equity having the equivalent of 60 million shares of The Company’s common stock.

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