Form 10-K
period 2015-12-31
BAKKEN RESOURCES INC
filed 2016-10-03
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

Commission File Number:000-53632

BAKKEN RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-2973652
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [   ] NO [ X ]

Indicate by check mark if the disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2015 was $2,021,688 based on the average closing price of the Registrant’s common stock on the OTC Bulletin Board exchange. Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for any other purpose. The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “BKKN.”

The number of shares outstanding of the issuer’s common stock as of June 30, 2016 is 56,735,350 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

We, Bakken Resources, Inc. (the “Company,” “BRI,” “we,” “us,” or “our”) are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, and trends, or operating results also constitute such forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, include but not limited to the following: general economic or industry conditions, economic conditions nationally or in the communities in which our company conducts business, changes in the interest rate, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, as well as other economic, competitive, governmental, regulatory or technical factors affecting our company's operations, products, services, and prices.

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

Readers are urged to carefully review and consider our various disclosures in our reports filed with the United States Securities and Exchange Commission (“SEC”), which attempt to advise of the risks and factors that may affect our business, financial condition, results of operation, and cash flows. If one or more of these risks or uncertainties materializes, or if our underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

BAKKEN RESOURCES, INC.
ANNUAL REPORT OF FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2015
PART I

ITEM 1. BUSINESS.

Overview

Bakken Resources, Inc. is an independent energy company focused on holding non-working interests in oil and natural gas properties in North America. Bakken’s primary focus since inception in 2010 has been the Williston Basin in western North Dakota. The Company owns mineral rights to approximately 7,200 gross acres and 1,600 net mineral acres of land located about eight miles southeast of Williston, North Dakota. The Company’s land assets consist generally of net mineral acres spanning from the sub-surface to the base of the so-called “rock unit” in an area commonly referred to as the Bakken formation.

A non-working interest generally means that the Company doesn’t bear either the risk or the financial burden attributable to exploration and production of oil and natural gas wells. The Company simply invests in wells or projects that have demonstrated a high degree of success. The Company partners with strong operators to explore and develop oil and natural gas from company leases.

The Company voluntarily provides the following table in order to provide an overview of third-party production in which the Company holds royalty interests, noting however, that such disclosures are not required for non-producing oil and gas companies such as BKKN.

During 2015, the Company received royalty and overriding royalty payments on seventy-five (75) producing oil wells seventy-two (72) of which also produce natural gas. This production and proved reserves are as follows:

	Producing	Average	Proved	Percent	2015
	Wells	Daily	Reserves	Proved	Average
		Production		Developed	Price
Oil	75	10,039 bbls	53,624,580 bbls.	27%	43.01
Natural Gas	72	10,173 mcf	80,603,008 MCF	21%	2.31
Bbls = Barrels MCF = thousand cubic feet

Leases comprising the Company’s mineral rights provide an average 17% lease interest in production-based revenue before accounting for overriding royalties held by third parties. We acquired our mineral rights from a related Nevada company named Holms Energy LLC. (“Holms Energy”), which retained a 5% overriding royalty. Holms Energy’s overriding royalty is set to expire in November of 2020. Therefore, we expect to hold our current average 12% royalty (viz. 17% less 5%) from the oil and gas produced until November 2020. Upon expiration of Holms Energy’s overriding royalty, the 5% will revert back to the Company. The Company’s effective net royalty interest is a product of three factors: stated lease percentage, net mineral acres, and spacing unit. The lease rate multiplied by the net mineral acres, divided by the spacing unit yields the net royalty interest for each well. The average effective net royalty interest in 2015 was .73%. For illustrative purposes, for every $100 in oil and gas production value, the Company receives $0.73 in net royalty revenue.

We currently have leases with three contracted oil drilling operators (collectively, the “Lessees”) on various parcels of land on which we have mineral rights royalty interests: (1) Oasis Petroleum, (2) Continental Resources, Inc., and (3) Statoil ASA. We have no rights to influence our Lessees’ activities, but if the Lessees do not accomplish the agreed upon drilling programs within the timeline, Lessees can lose their leases.

Background

The predecessor to our company was incorporated on June 6, 2008, under the laws of the State of Nevada, under the name Multisys Language Solutions, Inc. (“MLS”). Holms Energy contributed the primary assets that formed the basis of our current business operations. In connection with the closing of the transactions resulting in the contribution of the mineral rights held by Holms Energy in November 2010, Holms Energy received forty million (40,000,000) shares of common stock of the Company. Holms Energy retained a 5% overriding royalty on all gross revenue generated from the Company's gas and oil production royalty revenues. The mineral rights from Holms Energy transferred the Company only those rights from the surface to the base of the Bakken formation.

Also in connection with the November 2010 transactions, the Company purchased approximately 800 net mineral acres from the Revocable Living Trust of Rocky G. Greenfield and Evenette G. Greenfield. These mineral rights included all mineral rights from the surface to the basement. The Company sold these 800 net mineral acres to a third party in February of 2014 and retained a two percent (2%) overriding royalty on the sale of the mineral rights.

Description of Oil Leases

BRI currently derives its primary source of revenue from royalties generated from leasing its mineral acreage. BRI’s mineral acreage consists of approximately 1,600 net mineral acres located primarily in McKenzie County, North Dakota. Such 1,600 net mineral acres are currently spread across 17 spacing units. Operators covering BRI’s minerals have been approved for up to 15 wells per spacing unit (typically 1,280 acres per spacing unit), but generally petition for permits prior to the commencement of drilling in a particular spacing unit. If this holds for all spacing units under which BRI has mineral acres, BRI would have a royalty interest in up to 187 wells. Note, however, that the royalties due to BRI under any particular well vary based on the number of acres BRI has under any particular spacing unit with a producing well.

Description of Oil Production Relevant to the Company

With respect to drilling operations, pursuant to the North Dakota Oil and Gas Commission, long lateral deep horizontal multistage fracking wells in the Bakken Formation must be permitted in spacing unit of not less than 640 acres, up to 2,900 acres, with some exceptions. The spacing units have to be approved and permitted in advance of drilling by the North Dakota Oil and Gas Commission. Recently, the North Dakota Industrial Commission (“NDIC”) has approved multi-well permits for wells drilled in the Three Forks formation along several of the defined “benches” typically associated with separate geologic benchmarks contained in the Three Forks formation. Since approximately one-third of the Company’s current net mineral acres include acreage in the Three Forks formation, any increase in the drilling operations on the Company’s net mineral acres which are permitted for Three Forks wells may result an increased number of total wells from which the Company may derive royalty income.

When operators drill a horizontal well in the area where the subject property is located, they typically drill down about 10,800 vertical feet and then utilize a down-hole directional drilling tool to flatten the hole to 90 degrees and drill horizontally to the oil and gas producing formation. Horizontal directional drilling provides more contact area to the oil bearing formation than a typical vertical well. This method of drilling together with fracking is referred to as an enhanced oil recovery method, and is the primary source of recovery from the Bakken Formation. BRI does, however, have interests in certain wells not drilled into the Bakken Formation.

The Company maintains a table on its website with information about wells in which it has mineral interests. That table is available at http://www.BakkenResourcesInc.com/WellActivity.php

The information provided in our website’s table is categorized by well name, the operator, field and pool, the NDIC identification number, and the well status and location description. Well status is defined by several categories: Producing; Confidential; Drilling; and Permitted Location to Drill. The table is updated as new information becomes available on the NDIC website at https://www.dmr.nd.gov/oilgas/. Included on the table are NDIC file numbers which can be used when searching for information for each well listed on the BRI webpage. Individuals may subscribe to the NDIC website following the prompts on the homepage. A premium service subscription is also available for a fee.

Currently, most of the leases covering the Company’s mineral acres contain what is commonly referred to as “continuous drilling clauses.” Generally, a continuous drilling clause requires an operator to maintain active drilling operations in order to hold or extend an oil and gas lease past its natural expiration date. All the Company’s current leases have active drilling operations and are likely to have active operations in the foreseeable future.

2015 Highlights

●	Despite low oil and natural gas prices, both oil and natural gas production volumes increased in 2015.
●	After bottoming in early 2015, oil and natural gas prices have generally increased throughout 2015.
●	The significant oil and natural gas price decline has also driven mineral asset prices down. The Company has been engaged in substantial efforts to identify and secure long-term producing assets.
●	The Company had more than twenty new wells in some state of development at year end.
●	The Company has made significant strides to resolve outstanding litigation.
●	The Company has filed two lawsuits during 2015 seeking millions of dollars in damages.
●

An oil pipeline was approved by the federal government, as well as the states through which the pipeline is planned to pass. This key infrastructure would greatly reduce the cost associated with oil transportation from the Bakken area and enhance well development.

Our long-term plan is simple: Grow the company through mineral asset acquisition. We focus on royalties and overriding royalties. These particular asset categories offer risk and return characteristics that are consistent with our initial promise to the shareholders and our skill set. We plan to build a portfolio of royalty and overriding royalty assets that offer differing production cycles, geographic dispersion, and drilling methods. In addition to the capital we have acquired through the sale of the Greenfield assets earlier this year, the Company is seeking additional external capital to support our asset acquisition initiative.

Pursuant to our business plan and strategy, we have sought out relationships to gather information on future potential oil and gas drilling projects and explored and contemplated possible joint partnerships in other drilling programs. The Company remains in discussion with various groups for strategic partnerships and plans to announce the completion of such arrangements if and when they are consummated.

Geology of the Bakken Formation

The U.S. Geological Survey (“USGS”) describes the Bakken Formation as “a thin but widespread unit within the central and deeper portions of the Williston Basin in Montana, North Dakota, and the Canadian Provinces of Saskatchewan and Manitoba. The formation consists of three members: (1) lower shale member, (2) middle sandstone member, (3) upper shale member, and (4) Pronghorn Member. Each succeeding member is of greater geographic extent than the underlying member. Both the upper and lower shale members are organic-rich marine shale of fairly consistent lithology; they are the petroleum source rocks and part of the continuous reservoir for hydrocarbons produced from the Bakken Formation. The middle sandstone member varies in thickness, lithology, and petro-physical properties, and local development of matrix porosity enhances oil production in both continuous and conventional Bakken reservoirs.” (source: USGS Fact Sheet, April 2013).

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

The Bakken Formation has received considerable recognition for its oil production capabilities. Oil was discovered in this formation in 1951 but production was difficult to achieve at that time. Technological developments and improvements since then have given operators the capabilities in recent years to develop the formation. In April 2013, the USGS released a report estimating the amount of oil recoverable with current technology at 7.4 billion barrels. At the same time, the State of North Dakota also released a report estimating recoverable oil at 2.1 billion barrels. Other industry estimates place the total oil available, which includes oil that cannot be recovered with current technology, at 18 billion barrels.

Geology of the Three Forks Formation

There are several formations below the subsurface of the Bakken formation known commonly as the Three Forks. Evaluative wells have already been drilled to these “benches” of the Three Forks. Operators have recently begun exploratory drilling into these benches. Several operators have announced plans to evaluate high density drilling possibilities to these benches. The graphic below shows a development pilot program Continental has announced as part of its Three Forks drilling program. (http://themilliondollarway.blogspot.com/2013/10/folks-have-been-requesting-graphics-of.html.

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

The Bakken Formation has poor porosity which reduces the ability of the gas and oil to flow out of this horizon. Recently, horizontal drilling of lateral holes combined with hydraulic fracturing (commonly referred to as “fracking”) has resulted in substantial production from thick formations that have poor porosity. It should be noted, however, that porosity and the permeability of the oil shale rock can vary widely and unpredictably over short distances, thus dry wells can be found next to prolific wells with little explanation geologically.

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

Two technologies are currently being used to enhance horizontal drilling: (1) log while drilling (“LWD”), and (2) drill string radar. LWD uses long sensors which read gamma radiation given off by the formation, which provides real time information to the drillers and this information is gathered and assists drillers to drill in the optimum sections of the formation. Drill string radar provides information to the driller on the surface as to what direction, angle and depth the well is being drilled. The combination of the two technologies greatly assists keeping the drill bit in the optimum location within the Bakken formation. Below is a diagram example of horizontal drilling.

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

Employees/Consultants

We currently have one full-time employee: Karen Midtlyng, Secretary and Director. As of December 31, 2015, Val M. Holms, our President, Chief Executive Officer, and Chairman, was on leave of absence from the Company. Dan Anderson, Chief Financial Officer, is an independent contractor. All of our appointed executives have entered into written employments agreements. As drilling production activities continue to increase by our Lessees, and if additional revenue from production royalties develops as anticipated and continues to increase, we may hire additional technical, operational or administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Office Location

Our offices are located at 825 Great Northern Boulevard, Expedition Block, Suite 304, Helena, MT 59601.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below. The statements contained or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Any of the factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, of which we are not yet aware, or that we currently consider to be immaterial may also impair our business operations.

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

The success and timing of development activities by Lessees will depend on a number of factors that will largely be out of our control, including:

●	the timing and amount of capital expenditures
●	their expertise and financial resources
●	approval of other participants in drilling wells
●	selection of technology
●	the rate of production of reserves, if any

We have no control over the operational effectiveness or financial wherewithal of our operators.

Our current business model relies heavily upon our operators and their operational effectiveness and financial wherewithal. Therefore, our operating revenue and cash flow may be heavily impacted if our operators are not effective or accurate when determining our net royalty revenue.

Similarly, our business model is heavily predicated upon out operators’ ability to pay royalty when due and to have sufficient capital to maintain existing wells and to drill new wells.

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

Our experience with horizontal drilling utilizing the latest drilling and completion techniques is limited. Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and limited takeaway capacity or otherwise, and/or natural gas and oil prices decline, the return on our investment in these areas may not be as attractive as we anticipate and we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.

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

Uncertain future royalty payments and limited influence on future drilling and exploration.

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

Any acquisition involves other potential risks, including, among other things:

●	The validity of our assumptions about reserves, future production, revenues and costs
●	A decrease in our liquidity by using a significant portion of our cash from operations or borrowing capacity to finance acquisitions
●	A significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions
●	The assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate
●	An inability to hire, train or retain qualified personnel to manage and operate our growing business and assets
●	An increase in our costs or a decrease in our revenues associated with any potential royalty owner or landowner claims or disputes

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

Net Royalty Interest Volatility

The Company’s cumulative net royalty interest is a result of (a) the product of net mineral acreage for each well and (b) the royalty percentage divided by (c) the spacing unit acreage declared by the state of North Dakota. The Company’s cumulative net royalty interest is subject to volatility for the following reasons:

1) Split Mineral Estate: When the minerals were transferred into the Company from Holms Energy LLC., only the mineral rights from the surface to the base of the Bakken formation were transferred. Therefore, the Company does not accrue royalty revenue from gross production from the any formation below the Bakken formation relating to the mineral rights that were purchased from Holms Energy LLC.

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

Our Articles of Incorporation or Bylaws may require us to indemnify our officers or directors.

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

Although our common stock is eligible for quotation on the OTC Bulletin Board and Pink Sheets, there has been no established trend of significant trading. There has been no long term established public trading market for our common stock, and there can be no assurance that a regular and established market will be developed and maintained for the securities in the future. There can also be no assurance as to the depth or liquidity of any market for the common stock or the prices at which holders may be able to sell the shares.

The market price of our common stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations

In the event that a public market for our common stock is created, market prices for the common stock will be influenced by many factors, some of which are beyond our control, including:

●	Dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies
●	Announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors
●	Our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives

●	Fluctuations in revenue from our oil and gas business as new reserves come to market
●	Changes in the market for oil and natural gas commodities and/or in the capital markets generally
●	Changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels
●	Quarterly variations in our revenues and operating expenses
●	Changes in the valuation of similarly situated companies, both in our industry and in other industries
●	Changes in analysts’ estimates affecting our company, our competitors and/or our industry
●	Changes in the accounting methods used in or otherwise affecting our industry
●	Additions and departures of key personnel
●	Announcements of technological innovations or new products available to the oil and gas industry
●	Announcements by relevant governments pertaining to incentives for alternative energy development programs
●	Fluctuations in interest rates and the availability of capital in the capital markets
●	Significant sales of our common stock, including sales by selling stockholders following the registration of shares under a prospectus

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

The extent to which we collect royalties from our operators – currently our sole source of income – relies upon our Lessees’ ability to earn revenue from producing oil and gas on our land. That in turn depends on prevailing oil and gas prices, and oil and natural gas are commodities with a history of price volatility that will likely continue. Profitably exploring and producing oil and gas depends to a large extent on exploration and production costs. When oil prices are sufficiently low, we or our operators may obtain less in revenue than is spent on production, which could result in a loss if not offset by our derivative investment activity. Price fluctuations of oil and gas have resulted from a wide variety often unpredictable events or conditions that lie entirely outside of our control. Although it may be impossible to list everything that could potentially affect the price of oil and natural gas, the following list is meant to illustrate the great scope and breadth of factors that may impact oil and gas prices:

●	Political conditions in the Middle East
●	Political conditions in Africa
●	Political conditions in South America
●	Political conditions in Russia
●	Domestic and foreign supply of oil and natural gas
●	Current prices
●	Expectations about future prices
●	Global oil and natural gas explorations levels
●	Global oil and natural gas production levels
●	Exploration costs
●	Development costs
●	Production costs
●	Delivery costs
●	Levels of foreign oil and gas imports
●	Costs of importing oil
●	Cost of importing natural gas
●	Existence of the Organization of Petroleum Exporting Countries (OPEC)
●	Whether OPEC agrees to maintain oil prices
●	Whether OPEN agrees to maintain production

●	Speculative trading of derivative contracts based on oil and gas
●	Consumer demand levels
●	Weather conditions
●	Natural disasters
●	Risks of operating oil drilling rigs
●	Technology impacting energy consumption levels
●	Domestic regulations and taxes
●	Foreign regulations and taxes
●	Terrorism and military action in the Middle East
●	Availability, proximity, and capacity of oil and natural gas transportation infrastructure
●	Availability, proximity, and capacity of oil and natural gas processing plants
●	Availability, proximity, and capacity of oil and natural gas storage units
●	Availability, proximity, and capacity of oil and natural gas refinement facilities
●	Price of alternative forms of energy
●	Availability of alternative forms of energy
●	Global economic conditions
●	Environmental regulation and enforcement
●	Global drilling activity
●	Threat of or engagement in armed conflict in oil producing regions
●	The overall commodities futures market
●	Impact of worldwide energy conservation measures
●	Localized supply and demand
●	Changes in supply, demand, and capacity for the various grades of crude oil and natural gas
●	Rate of future production
●	Approval, construction, and use of more cost-efficient transportation for produced oil and gas
●	Competitive measures implemented by our competitors

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

Initially, our future success will depend on the success of our development, exploitation, production, and exploration activities conducted by our Lessees as our operators on our mineral rights property. Oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to participate in drilling projects, purchase mineral rights, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing, and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Furthermore, many factors may curtail, delay or cancel drilling, including the following:

●	Delays imposed by or resulting from compliance with regulatory requirements
●	Pressure or irregularities in geological formations
●	Shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and CO2
●	Equipment failures or accidents
●	Adverse weather conditions, such as freezing temperatures, hurricanes and storms
●	Unexpected operational events, including accidents
●	Reductions in oil and natural gas prices
●	Proximity to and capacity of transportation facilities
●	Title problems
●	Limitations in the market for oil and natural gas

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

Our future success will depend on the success of exploratory drilling conducted by the Lessees on our mineral rights property. Oil and gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our ability to produce revenue and our resulting financial performance are significantly affected by the prices we receive for oil and natural gas produced from wells on our acreage, if any. Especially in recent years, the prices at which oil and natural gas trade in the open market have experienced significant volatility, and will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

●	Domestic and foreign demand for oil and natural gas by both refineries and end users
●	The introduction of alternative forms of fuel to replace or compete with oil and natural gas
●	Domestic and foreign reserves and supply of oil and natural gas
●	Competitive measures implemented by our competitors and domestic and foreign governmental bodies
●	Political climates in nations that traditionally produce and export significant quantities of oil and natural gas (including military and other conflicts in the Middle East and surrounding geographic region) and regulations and tariffs imposed by exporting and importing nations
●	Weather conditions
●	Domestic and foreign economic volatility and stability

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

Risks Related to the Independent Internal Investigation of the Audit Committee, Our Internal Controls Over Financial Reporting and Our Failure to Timely File Periodic Reports with the SEC.

Our ongoing independent investigation by the Audit Committee may uncover corporate improprieties that may adversely affect our business, financial condition, results of operations and cash flows.

We created an Audit Committee in December 2014. Among the Audit Committee’s five stated purposes are: overseeing the integrity of the Company’s financial statement; overseeing the Company’s compliance with legal and regulatory requirements; overseeing the registered public accounting firm’s qualifications and independence; overseeing the performance of the Company’s independent auditor and internal audit function; and overseeing the Company’s system of disclosure controls and procedures.

The Audit Committee was formed as a result of allegations from multiple third parties of potential improprieties conducted by certain officers of the Company. The ongoing investigation may uncover certain harmful facts that could adversely affect our business, financial condition, results of operations and cash flows such as improper accounting procedures and/or fraud.

Our Internal Investigation may prove insufficient to properly address the Company’s improprieties and may leave the Company subject to future litigation, investigation and regulation.

It is possible that the Audit Committee’s internal investigation may not be able to fully realize all improprieties conducted by the Company’s officers and/or the Company itself. As such, the Company may be subject to future lawsuits or investigations that may adversely affect our business, financial condition, results of operations and cash flows.

Negative publicity may have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a result of the restatement of our consolidated financial statements for the year ended December 31, 2013 and related matters, the internal investigation conducted by the Audit Committee of the Company’s Board of Directors, and the securities class action lawsuit, we have been the subject of negative publicity. This negative publicity may adversely affect our stock price and may harm our reputation and our relationships with current and future investors, lenders, customers, suppliers and employees. As a result, our business, financial condition, results of operations or cash flows may be materially adversely affected.

We are subject to a shareholder derivative lawsuit, and this lawsuit and any future such lawsuits or investigations may adversely affect our business, financial condition, results of operations and cash flows.

We and certain of our executive officers are defendants in a federal securities class action lawsuit, which is described in Item 3 Legal Proceedings, which is incorporated by reference. This lawsuit may divert our attention from our ordinary business operations, and we may incur significant expenses associated with it (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify officers or directors who are or may become parties to or involved in such matters). We are unable at this time to predict the outcome of our potential liability in this matter, including what, if any, action the SEC might take in connection with this matter or the related internal investigation conducted by the Audit Committee of the Company’s Board of Directors. Depending on the outcome of the class action lawsuit, we may be required to pay material damages and fines, consent to injunctions on future conduct, and/or suffer other penalties, remedies or sanctions, some or all of which may not be covered by insurance. Accordingly, the ultimate resolution of this matter could have a material adverse effect on our business, financial condition, results of operations, cash flows, liquidity and ability to meet our debt obligations and, consequently, could negatively impact the trading price of our common stock. In addition, there is the potential for additional shareholder litigation and/or governmental investigations and we could be similarly materially and adversely affected by such matters. Any existing or future shareholder lawsuits and governmental investigations and/or any future governmental enforcement actions could also adversely impact our reputation, our relationships with our customers, and our ability to generate revenue.

We have incurred and will continue to incur substantial expenses relating to the Internal Investigation and may continue to have increased exposure to contingent liabilities because of improper accounting practices and other potentially fraudulent activity identified by our Audit Committee Investigation.

As a result of the internal investigation we have incurred and will continue to incur substantial expenses relating to the internal investigation and related litigation.

Our expenses for legal counsel may increase due to recent litigation and as a result of our continued internal investigation. We are also in contact with the SEC regarding our continued investigation. We may be subject to enforcement actions as a result of such events, which may impact us adversely.

We may also be the subject of other regulatory or enforcement actions. No assurance can be given regarding the outcomes from any litigation, regulatory proceedings or government enforcement actions. The conduct of the investigation has been, and the resolution of any such matters may be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could have a material adverse effect on our business, financial condition, results of operations or cash flows in an individual quarter or annual period.

Management has identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, our Board and officers concluded that our internal controls over financial reporting were not effective as of December 31, 2015. The specific material weakness is described in Part II - Item 9A. “Controls and Procedures” of this 2015 Form 10-K in “Management’s Report on Internal Control over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a further restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We have work remaining to remedy the material weakness in our internal control over financial reporting. We are in the process of developing and implementing our remediation plan for the identified material weakness, and we expect that this work will continue during the year ending December 31, 2015 and thereafter. There can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented and the aggregate cost of implementation. Until our remediation plan is fully implemented, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected. Until the remediation plan is complete and implemented, we will rely upon additional interim control procedures prescribed by management, including the use of manual mitigating control procedures and the utilization of external consultants, to help ensure that we fairly state our financial statements in all material respects. However, the establishment of these interim controls does not provide the same degree of assurance as a fully remediated control environment. For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan undertaken by us, see Part II - Item 9A. “Controls and Procedures” of this 2015 Form 10-K.

ITEM 2. PROPERTIES

Description of Certain Property and Leases

General

Real Estate Lease

On December 1, 2010, BRI entered into a one-year office lease for its principal office in Helena, Montana, renewable for up to five years, for a 2,175 square foot executive office, for a monthly charge of $1,600 for the first year; $1,800 second year; $2,000 third year; $2,200 fourth year; and $2,500 fifth year.

Mineral Leases

As of December 31, 2015 BRI owns mineral rights for 7,200 (net 1,600) acres in the Bakken/Three Forks in North Dakota.

The BRI mineral rights are leased primarily to three well operators, Oasis Petroleum, Continental Resources and Statoil ASA (formerly, Brigham Oil). As of December 31, 2015, we have received division orders and/or royalty payments for seventy-five wells. Currently, North Dakota spacing rules authorize up to 190 wells on our acreage.

The following table presents information about the produced oil and gas volumes for the years ended December 31, 2015 and 2014. The information comes from the North Dakota Industrial Commission website and royalty payments received from the well operators.

	Year Ended
	December 31,
	2015	2014
Net Production
Oil (Bbl)	3,614,187	3,308,202
Natural Gas (Mcf)	3,662,286	3,280,820
Flared Gas (Mcf)	762,479	296,421
Average Sales Price
Oil (per Bbl)	$43.01	$85.20
Natural Gas (per Mcf)	$2.31	$6.92

Key Factors Affecting Revenue

The table in the previous section immediately above shows an increase in oil production from 2014 to 2015 amounting to 9%, as well as an increase in natural gas amounting to 12% for the same period. Three key factors drove revenue in 2015: (1) oil and natural gas production, (2) increased well capacity, and (3) market pricing.

Despite a soft price environment, both oil and natural gas production increased in 2015. During 2015, six (6) new wells began producing. The strong production from these new wells compensated for declining production from existing wells. The production decline curve on shale wells can be significant. After strong initial production, production volumes begin to fall off each year, often requiring re-fracking. Therefore, new production volume is necessary to ensure that production volume will grow. New production that occurred during the fourth quarter drove oil and natural gas production to the highest levels in company history. Production per well in the Bakken has gradually increased each year between 2007 and 2014. The trend shows that though new wells produce more, they decline a lot faster. See: http://oilprice.com/Energy/Crude-Oil/Bakken-Decline-Rates-Worrying-For-Drillers.html. Monthly decline rates are erratic and not exact. Well-level data suggest that output in later-producing months has actually increased in recent years, though there is still a decline in production past the first few months. See: EIA Drilling Productivity Report at http://www.eia.gov/petroleum/drilling/archive/2015/12/ . The estimated annual decline rate for the Bakken based on the EIA drilling productivity report is 47%, as of July 27, 2015. http://euanmearns.com/us-shale-oil-drilling-productivity-and-decline-rates/

The Company expects to see several new wells coming online each year for the next several years. Based on current well spacing rules promulgated by the NDIC, BRI’s existing leases can support a total of 190 wells. We currently have 110 wells in either the permitting, confidential, or producing status. Therefore, we have capacity for 80 more wells.

The precipitous decline in oil and natural gas prices during the last quarter of 2014, which continued into 2015, invariably had and will have an impact on production and the timing of new wells. This sharp price decline has also led to a softening of oil and natural gas asset values. The “buyers’ market” has emerged in the wake of low oil and gas prices, which has created opportunities for the Company to secure long-term assets at greatly reduced prices.

Flared gas has become a hot issue in North Dakota. Flared gas is not sold; therefore, it is not included in royalty payments. The State of North Dakota has implemented rigorous rules pertaining to flared gas. Consequently, flared gas declined significantly from 2013 to 2014, but increased sharply (157%) in 2015. Flared gas is natural gas produced from a well that is vented into the atmosphere rather than entering the gas pipeline. Flaring gas is an integral part of the exploration, production, and processing of products from shale formations. It is a necessary to test and control well pressure, is a safety mechanism, and is a process to manage gas during compression and processing.

The Company’s royalty payments from the production vary by well. Wells are drilled in spacing units which are typically 1,280 acres or two sections but can include up to four sections. The effective royalty percentage for each spacing unit is determined based on the amount of mineral interest acreage owned by BRI, the lease rate for that acreage, and the approved spacing unit. Since the mineral interest owned by BRI varies by well, the royalty percentage also varies. Our average royalty is approximately 0.73%. Using the numbers shown above, the reported oil production was sold at an average sales price of $43.01 per barrel and natural gas was sold at an average price per mcf of $2.31, gross revenue would be $164 million. Actual royalty revenue accrued by BRI in 2015 total $868,042 or 0.73% of gross production revenue.

The actual effective percentage is a product of the strength of production emanating from spacing units with higher net royalty percentages. The Company’s effective royalty percentage has steadily declined since 2013. The average royalty percentage, 0.73%, is down from 1.35% in 2013. This decline reflects an increase in production from Three Forks formation wells which only have a small (2%) retained royalty, thus reducing the overall percentage and a production increase in spacing units with lower net royalty percentages. We expect to see this percentage to continue to decrease further.

Description of Oil Leases and Oil Production

As of December 31, 2015, our properties in North Dakota are leased primarily to three operators: (1) Oasis Petroleum, (2) Continental Resources, and (3) Statoil, ASA. The executed oil leases cover various parcels of land in the same general region, primarily in McKenzie County, North Dakota. The leases have lease periods of between 3 and 8 years with starting dates from March 2003 to December 2009. Currently, most of the leases covering the Company’s mineral acres contain what is commonly referred to as “continuous drilling clauses.” Generally, a continuous drilling clause requires an operator to maintain active drilling operations in order to hold or extend an oil and gas lease past the natural expiration date of the lease. A majority of the Company’s current leases currently have active drilling operations and are likely to have active operations in the foreseeable future.

The following table describes in general a representative sample of the Company’s leases. From time to time, leases may be divided or consolidated among various lessees without prior consent or notification to the Company, and so the table below is intended for illustrative purposes only.

						Total
						Landowner
Legal	Lease	Gross	Net	Original	Current	Royalty
Description	Period	Acres	Acres	Lessee	lessee	Percentage
151N, R100W, Section 6: Lots 2(40.00),3(40.00),					Oasis
SE4NW4, SW4NE4	7/29/08-7/29/13	1,203	413	Empire Oil	Petroleum	17%
152N, R100W, Sec 8: NW4NW4, S2NW4, SW4,					Oasis
S2SE4, NE4NE4	"			Empire Oil	Petroleum	17%
152N, R100W, Sec 9: Lots 1(21.20), 2(26.60), 3(42.10),					Oasis
4(43.00), SW4NW4, SW4, S2SE4	"			Empire Oil	Petroleum	17%
152N, R100W, Sec 10: Lots 2(18.80),3(17.20),4(34.20),					Oasis
S2SW4	"			Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 15: NE4NW4	"			Empire Oil	Petroleum	17%
					Oasis
152N, R101W, Sec 1: SE4SE4	"			Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 5: SWSW	7/14/08-7/14/13	193	64	Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 6: Lot 14(33.38) S2SE, SESW	"			Empire Oil	Petroleum	17%
152N, R100W, Sec 7: Lot 1(33.53), Lot 2(33.55),					Oasis
E2NW4, NE4	3/1/05-3/1/12	307	101	Sundance	Petroleum	17.50%
152N, R100W, Sec 17: All plus all accretions and					Oasis
riparian rights thereto	9/9/03-9/9/11	2,227	533	Empire Oil	Petroleum	17%
152N, R100W, Sec:7: Lots 3(33.63), 4(33.59), E2SW,					Oasis
SE Plus all accretions and riparian rights thereto	“			Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 20 All	"			Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 21 All	"			Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 18: Lot 1(33.63), NENW, N2NE	5/21/09-5/21/12	394	103	Empire Oil	Petroleum	17%
					Oasis
152N, R101W, Sec 13: N2NE, NW	"			Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 22: W2, SE4	1/19/05-1/19/12	480	103	Armstrong	Petroleum	17.50%
					Oasis
152N, R100W, Sec 23: W2SW	7/14/08-7/14/11	80	13	Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 29: NE, N2NW	11/24/04-11/24/11	1,029	95	Empire Oil	Petroleum	17%
152N, 100W, Sec 30: Lot 3 (34.31), Lot 4 (34.37),
E1/2SW1/4, W1/2SE1/4
152N, 101W, Sec 24 SW1/4
152N, R101W, Sec 25: NWNE, S2NE, N2NW, SENW,					Oasis
NESW, N2SE, SESE	"			Empire Oil	Petroleum	17%
152N, R100W, Sec 31: Lot 1(34.43), 2(34.49), 3(34.55),					Oasis
4(34.61), E2W2, E2	7/14/08-6/10/12	858	133	Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 32: W2W2, SENW, NESW	"			Empire Oil	Petroleum	17%
				Diamond
152N, R101W, Sec 26: SE, except 6.32 acres	4/8/08-4/8/11	154	5	Resources		17%
152N, R101W, Sec 35: E 1/2 NE 1/4, SW 1/4 NE 1/4,				Diamond	Oasis
SE 1/4 NW ¼	9/13/02-9/13/05	160	5	Resources	Petroleum	15%

Total		7,085	1,570

Note:	The gross and net amounts are slightly lower than amounts that appear elsewhere in this document. There are 160 gross mineral acres and 78 net mineral acres not covered by lease.

The landowner royalty percentage determines the revenue royalty paid by the contracted oil drilling company (e.g. Oasis Petroleum) on whatever oil and gas revenue it generates from the particular lease. To illustrate, if Oasis Petroleum generates $100,000 in oil and gas revenue from acreage subject to the BRI landowner royalty of 17%, BRI would receive in royalty payments of $17,000 (assuming that we have 100% of the acreage under the applicable spacing unit). Assuming revenue generated stemmed from property subject to Holms Energy’s 5% overriding royalty interest on all oil and gas revenue received by BRI from the assets purchased from Holms Energy (for ten years, measured from the date of purchase), Holms Energy would receive a 5% overriding royalty payment of $5,000 from BRI. This would result in a net payment of $12,000 to BRI. Royalties paid to BRI are adjusted where appropriate in order to reflect the number of net mineral acres underlying the spacing under which the producing well is drilled.

Our leases with Oasis Petroleum do not specify which geological formation must be drilled, but they are specific to oil and gas hydrocarbon drilling. The leases do not impose any performance criteria on the Lessees except the date that well must be drilled. We have no control over any operating decisions made by Oasis Petroleum as it relates to (1) which formation it will drill, (2) levels at which the well will be produced, (3) who Oasis Petroleum uses as contractor for drilling and completing wells, (4) who Oasis Petroleum sells the oil and gas to, or (5) any influence on any aspect of recovery.

If a well is drilled and production established, the lease becomes considered “held by production,” meaning the lease continues as long as oil is being produced. As of December 31, 2015, drilling activity on the Company’s mineral acreage is likely to hold by production most if not all of the Company’s leases Several of our leases, however, require the operator to have “continuous” drilling operations which would require the operator to continue drilling activities in order to qualify the lease to be held by production. Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. The Company is currently conducting an internal audit of its leases and mineral acreage holdings.

Given the recent drilling activity on our properties as well as the relatively recent development of horizontal drilling techniques in general, a proven reserve estimate is not obtainable at this time. Operators have estimated that the range of recoverable barrels of oil from a particular producing well can vary from 200,000 to as high as 1,000,000 barrels during its viable lifetime. (Source: http://themilliondollarway.blogspot.com/p/faq.html )

ITEM 3. LEGAL PROCEEDINGS.

Allan Holms Litigation

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

IWJ Litigation

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

Gillis Litigation

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County. Mr. Gillis, the plaintiff in this matter (the “Gillis Case”), is the trustee of the Bruce and Marilyn Gillis 1987 Trust. Mr. Gillis is alleging that Company breached certain registration rights obligations pursuant to an equity investment made at or around November 2010. The Court in this matter granted class certification and class notice in March 2014. The Company settled this matter in September 2014.

Derivative Litigation

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

Edington Litigation

On November 14, 2015, the Company filed a complaint in the Southern District of New York in federal court against Joseph R. Edington and other related or affiliated parties (Case No. 15-CV-8686) (the “Edington Case”). The Company alleges, among other things, that the defendants in the Edington Case have engaged in a systematic and concerted plan to defraud and harm the Company and its principals since 2010. The Company's claims include violations of the Civil Racketeering Influenced and Corrupt Organizations (“RICO”) Act (18 U.S.C. § 1964(c)), violations of anti-fraud provisions under federal securities laws, including Rule 10b-5, fraud, tortuous interference, civil conspiracy, conversion, and malicious prosecution. Val M. Holms was a co-plaintiff in the Edington Case but was later removed.

Val Holms Complaint

On December 10, 2015, the Company filed a complaint against Val M. Holms in Montana First Judicial District, Lewis & Clark County (Cause No. CDV 2015-954) (the "Val Holms Case"). The Company alleges that Val M. Holms breached his leave of absence agreement by, among other things, improperly interfering with the Company's internal investigation and attempting to negotiate a settlement agreement in the Derivative Litigation without knowledge or authorization from the Company. The Val Holms Complaint has not been served pending resolution of certain matters in the Derivative Litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

BRI’s common stock was originally approved for quotation on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) on July 29, 2009, under the symbol “MLTX”, and that symbol was changed to “BKKN” on December 17, 2010. A limited public market for our common stock has developed on the OTC Bulletin Board. For purposes of this Item the existence of limited or sporadic quotations should not of itself be deemed to constitute an “established public trading market”.

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

The quoted bid or asked price for the shares of common stock of BRI for the quarterly periods from January 1, 2015 through December 31, 2015 ranged from $0.05 to $0.11 per share.

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

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings or proceeds we may receive in the development and/or expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

●	Our financial condition
●	Earnings
●	Need for funds
●	Capital requirements
●	Prior claims of preferred stock to the extent issued and outstanding
●	Other factors, including any applicable laws

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

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2015. There are no equity compensation plans not approved by security holders.

Plan Category	Number of securities to be issued	Weighted-average exercise	Number of securities remaining
	upon exercise of outstanding	price of outstanding options,	available for future issuance under
	options, warrants, and rights.	warrants, and rights	equity compensation plans (excluding
			securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan
approved by security holders	0	$0.10	0
Total	0	$0.10	0

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. Forward-looking statements may include any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new acquisitions, products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” under Item 1A above that may cause actual results to differ materially.

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

As of December 31, 2015, the Company owns mineral rights to approximately 7,200 gross acres and 1,600 net mineral acres of land located about 8 miles southeast of Williston, North Dakota. Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of a net 12% from the oil and gas produced on such lands. In addition, we own a 2% retained royalty interest (or its equivalent) based on approximately 767 net mineral acres which overlap our existing mineral interest. We have no rights to influence the activities conducted by the Lessees of our mineral rights. We will primarily focus on evolving the Company into a growth-orientated independent energy company engaged in the acquisition and development of oil and natural gas properties; focusing our activities mainly in the Williston Basin, a large sedimentary basin in eastern Montana, Western North and South Dakota, and Southern Saskatchewan known for its rich deposits of petroleum and potash.

BRI has continued to evaluate projects potentially complementary to its core business operations, including projects located in Idaho, Colorado and Texas.

In February 2014, we announced the sale of approximately 767 net mineral acres for approximately $7.9 million and retained 2% royalty on the sold assets.

Results of Operations

Net comprehensive loss in 2015 was $666,418. BRI’s operating results are driven primarily by overall production, oil and natural gas production unit values, and professional fee expenses. The operating loss was driven by lower revenue as a result of lower unit prices and extraordinarily high professional fees.

Overall oil production volume increased more than 9% and natural gas by 23% Average oil and natural gas prices increased from 2014 lows. However, as has been noted previously, the Company is realizing production growth in spacing units with lower net royalty percentages. Therefore, increased production yields less gross revenue to the company.

For the year ended December 31, 2015, professional fees were a significant portion of our operating expense. Professional fees break into the following four categories: (i) consultant fees totaled $116,724; (ii) legal costs totaled $882,899; (iii) and (iii) other professional fees (accounting, auditing, and transfer agent services) totaled $282,200. The consulting and technical fees include due diligence costs for asset acquisition due diligence. Legal fees include defense costs for current litigation as well as legal costs for the internal investigation. The Company anticipates these fees will be fall in subsequent years as legal costs attributed to frivolous lawsuits end and the investigation related costs subside. The Company has filed lawsuits in Montana and New York to recoup many of the costs attributed to the frivolous lawsuits and the investigation.

The following table provide selected financial data about our company as of December 31, 2015, and December 31, 2014.

	December 31,	December 31,
Balance Sheets Data:	2015	2014
Cash and Cash Equivalents	$228,952	$1,523,601
Mineral rights and leases, property, plant and	801,941	823,045
equipment and oil and gas properties, net of
accumulated depletion and depreciation
Total assets	6,632,120	4,493,702
Total current liabilities	189,245	1,378,527
Long-term portion installment	-	-
Stockholders’ equity	6,442,875	3,115,175
Total liabilities and stockholders’ equity	$6,632,120	$4,493,702

	Year Ended	Year Ended
Selected Statements of	December 31,	December 31,
Operations Data:	2015	2014
Revenue	$868,042	$2,921,271
Payroll	312,677	341,229
Professional fees	1,281,913	1,642,733
General and administrative	140,633	137,157
Gain on Sale of Minerals	0	$7,172,151

Net Income (Loss)	(668,731)	3,979,654

Net Profit Per Common Share	$0.07	$0.07

Net cash used by operating activities for the year ended December 31, 2015, was $2,195,485 compared to net cash provided by operating activities of $2,189,938 for the year ended December 31, 2014. For the year ended December 31, 2014, our total operating expenses were $1,740,721 as compared to $(4,292,680) for the year ended December 31, 2014. The decrease in operating expenses is primarily attributable to decreased depreciation and depletion. We expect our use of cash for operating expenses to continue at approximately $128,000 per month over the next twelve months compared to $150,000 per month for the year ended December 31, 2015. This reduction reflects substantially lower consulting fees, the insurance reimbursement for legal fees attributed to the on-going lawsuit, and management effort to reduce costs. Our material financial obligations include legal fees, public reporting expenses, transfer agent fees, bank fees, and other recurring fees. Although we expect these costs to fall in 2016, they are still much higher because of costs related to litigation and the investigation. Once these extraordinary situations are resolved, we expect operating expenses to fall to $65,000 per month.

There were no unusual or infrequent events or transactions or any significant economic changes that materially affected the amount of reported income from continuing operations.

Liquidity and Capital Resources

As of December 31, 2015 we had cash and investments of $4,234,729. The 2014 sale of the Greenfield mineral rights contributed significant cash reserves. These cash reserves are necessary to fund our defense against frivolous lawsuits and to ensure adequate funds exist to indemnify directors and officers as required by Company bylaws. Given our recent rate of use of cash in our operations we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

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

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2015.

December 31,
2015
Current Assets	$5,827,202

Current Liabilities	$189,245

Working Capital	$5,637,957

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

Satisfaction of our cash obligations for the next 12 months

Based on an analysis of our current cash position and cash flow the Company expects to fund our current operating plans internally. The use of outside funding or joint ventures is an essential element of current operations as we acquire long –term assets. Such outside funding may be needed if BRI determines a need to increase operations, or if any of our current expenses increase significantly or if long-term assets are acquired.

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

We anticipate the next six months will continue to show net operating losses. This is due to the combination of low, but rebounding unit prices, and continuing costs attributed to frivolous litigation and investigation costs. We have information that an additional eighteen (18) wells are either in production or are in confidential status. Although we believe that income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, there can give no assurance that we will be successful in addressing operational risks as previously identified under the "Risk Factors" section, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

The tables below show well production listed by formation, wells listed by status, and total well capacity within current spacing unit rules and regulations:

Producing Wells by Formation

●Bakken	61
●Madison	3
●Three Forks	46

Wells by Status

●Producing	75
●Confidential	14
●Awaiting Completion	21

Well Capacity

●Total Wells	110
●Total Well Capacity	190
●Percentage	58%
●Remaining Well Capacity	77

The charts illustrate several important points:

1.	The number of producing wells continues to increase both in the Bakken formation and the Three Forks formation. However, we expect to see more wells operating in the Three Forks formation in the months ahead. This is significant since the company’s net royalty interest in Three Forks Formation producing wells is substantially lower than those in the Bakken Formation; seventeen percent (17%) versus two percent (2%).

2.

The company has substantial remaining well capacity within current North Dakota spacing unit rules and regulations. Current rules enable a total of one hundred ninety (190) wells to be drilled on our current acreage. We presently have one hundred ten (110) total wells, seventy-five (75) of which are producing. The company is currently at fifty eight percent (58%) of total well capacity. However, the Company has produced only 27% of proven reserves. Therefore, we expect new wells to continue to be drilled on existing acreage, thus continuing to grow and expand our revenue base without acquiring additional acreage.

3.

Each well has a declination curve. That is, after initial production, each year well production declines until some years later the well runs dry and is shut-in. The new well production is necessary to offset the declination of existing well production. In 2015, oil production was down one percent (1%) from 2013 and natural gas production was up two percent (2%).

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. All significant accounting policies have been disclosed in Note 2 to the consolidated financial statements for the years ended December 31, 2015 and 2014 contained herewith. Our critical accounting policies are discussed below.

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement, the Company recognizes revenue when production occurs under our leased property as shown on the operator run tickets (to determine unit values)and information available through the North Dakota Industrial Commission’s website (production totals). The royalty income that is calculated monthly may be based upon estimated oil and natural gas unit values as is necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bakken Resources, Inc.
Helena, Montana

We have audited the consolidated balance sheets of Bakken Resources, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bakken Resources, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Decoria, Maichel, & Teague

Decoria, Maichel, & Teague P.S.
Spokane, Washington

September 30, 2016

BAKKEN RESOURCES, INC
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$228,952	$6,334,092
Restricted cash	-	595,000
Accounts receivable - trade	683,146	681,158
Related party receivable	101,976	138,846
Prepaids	61,876	39,593
Investments available-for-sale	4,005,777	-
Income tax refunds receivable	354,951	95,899
Other receivables	390,524	159,772
Total current assets	5,827,202	8,044,360

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $35,909 and $30,410	2,977	8,475

UNPROVED MINERAL RIGHTS AND LEASES	801,941	300,750
Total Assets	$6,632,120	$8,353,585
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$114,921	$134,810
Accrued liabilities	74,324	165,108
Income tax payable	-	944,374
Total Current Liabilities	189,245	1,244,292
Total Liabilities	189,245	1,244,292

COMMITMENTS AND CONTINGENCIES (see Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000
shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000
shares authorized, 56,735,350 shares issued
and outstanding	56,735	56,735
Additional paid-in capital	3,510,759	3,510,759
Accumulated other comprehensive income	2,313	-
Retained earnings	2,873,068	3,541,799
Total stockholders' equity	6,442,875	7,109,293
Total Liabilities and Stockholders' Equity	$6,632,120	$8,353,585

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended
	December 31,
	2015	2014
REVENUES:	$868,042	$1,635,854

OPERATING (INCOME) EXPENSE:
Depreciation and depletion	5,498	22,541
Payroll	312,677	341,229
Professional fees	1,281,913	1,642,733
Loss on impairment of asset	-	68,000
Lawsuit settlement expense	-	662,485
Gain on sale of mineral interest	-	(7,172,151)
General and administrative expenses	140,633	142,483
Total operating expenses (income)	1,740,721	(4,292,680)

INCOME (LOSS) FROM OPERATIONS	(872,679)	5,928,534

OTHER INCOME (EXPENSES):
Other income		5,000
Interest income	7,175	4,718
Total other income (expenses)	7,175	9,718

NET INCOME (LOSS) BEFORE INCOME TAXES	(865,504)	5,938,252
Income tax benefit (provision)	196,773	(1,958,600)
NET INCOME (LOSS)	(668,731)	3,979,652

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on investments	2,313	-
TOTAL COMPREHENSIVE INCOME (LOSS)	$(666,418)	-

NET INCOME (LOSS) PER COMMON SHARE
– BASIC AND DILUTED	$(0.01)	$0.07
Weighted average common shares outstanding:
– basic	56,735,350	56,735,350
– diluted	56,735,350	56,902,016

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31,

					Accumulated
	Common Stock				Other	Total
			Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings (Deficit)	Income	Equity
Balance - December 31, 2013	56,735,350	$56,735	$3,496,296	$(437,853)		3,115,178
Options Expense			14,463			14,463
Net Income				3,979,652		3,979,652
Balances - December 31, 2014	56,735,350	56,735	3,510,759	3,541,799		7,109,293
Unrealized gain on investments					2,313	2,313
Net (Loss)				(668,731)		(668,731)
Balances - December 31, 2015	56,735,350	$56,735	$3,510,759	$2,873,068	$2,313	$6,442,875

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(668,731)	$3,979,654
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and depletion expense	5,498	22,541
Options expense	-	14,463
Loss on Impairment of asset	-	68,000
Gain on sale of mineral interest	-	(7,172,151)
Change in operating assets and liabilities:
Accounts receivable - trade	(1,990)	1,444,946
Related party receivable	36,871
Other receivables	(230,751)	(394,518)
Income tax refunds receivable	(259,051)
Prepaids	(22,283)	(18,641)
Accounts payable	(19,891)	92,246
Royalty payable to related party		(403,222)
Accrued liabilities	(90,782)	(18,383)
Income tax liability	(944,374)	430,627
Related party payable		(235,500)
NET CASH (USED) BY OPERATING ACTIVITIES	(2,195,485)	(2,189,938)

CASH FLOW FROM INVESTING ACTIVITIES:
Restricted cash (increase) decrease	595,000	(595,000)
Cash paid for acquisition of investments	(4,003,464)
Cash received from sale of mineral property		7,847,417
Cash paid for acquisition of unproved mineral rights and leases	(501,191)	(250,750)
Cash paid for acquisition of property and equipment		(1,238)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(3,909,655)	7,000,429

NET CHANGE IN CASH	(6,105,140)	4,810,491
Cash at beginning of year	6,334,092	1,523,601
Cash at end of year	$228,952	$6,334,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$900,039	$1,480,114

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

Formation of BR Metals, Inc.

On January 13, 2011, the Company formed BR Metals, Inc., in Nevada. BR Metals Inc. is a wholly owned subsidiary of the company. BR Metals, Inc. was designed to engage in the business of identifying, screening, evaluating, and acquiring precious metals properties in the Western United States. However, the Company has no activity and is not actively engaged in securing metal properties.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates include estimates in recognizing revenue, determining useful lives of assets and associated depreciation and depletion methods, stock based compensation, asset impairments and income taxes. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Money market funds with a weighted average monthly maturity of less than 90 days are classified as investments available for sale and not cash equivalents.

Investments

The Company’s investments are comprised of fixed income funds, corporate bonds, publicly traded equities, money market funds and other managed fund investments. These investments are held in the custody of a major financial institution. At December 31, 2015, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value with net unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

The Company recognizes an impairment charge when a decline in the fair value of its investments is considered to be other-than-temporary. An impairment is considered other-than-temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary the entire difference between the amortized cost and the fair value of the security is recognized in operations.

Allowance for doubtful accounts

The Company evaluates its accounts receivables for collectability and establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of  our customers. As of December 31, 2015 and 2014, no allowance for doubtful accounts was recorded.

Property and equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Depreciation expense for the years ended December 31, 2015 and 2014 was $5,498 and $8,034 respectively.

Oil and Gas Properties and Mineral Rights

The Company applies the successful efforts method of accounting for oil and gas properties. The Company owns royalty interests and one unproved oil and gas interest. The Company capitalizes asset acquisition costs of mineral rights and leases. Unproved oil and gas properties are periodically assessed to determine whether they have been impaired, and any impairment in value is charged to expense. The costs of proved properties are depleted on an equivalent unit-of-production basis. Total proved reserves is the reserve base used to calculate depletion.

Asset Retirement Obligations

The Company follows the FASB Accounting Standards Codification which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. During 2015 and 2014, the Company has not recorded any asset retirement obligations.

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

The Company impaired the value of an asset referred to as “Duck Lake” during the year ended December 31, 2013. The Company also impaired the value of an asset, the Texas working interest, in the year ended December 31, 2014 (See Note 3).

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

The carrying amounts of financial assets and liabilities, such as cash, approximate their fair values because of the short maturity of these instruments.

The Company has investment assets (see Note 3) that are measured at fair value on a recurring basis. As of December 31, 2015 and 2014, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with oil and gas producing properties, and mineral rights and leases, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement, the Company recognizes revenue when production occurs under the 14 separate mineral leases granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Statoil, ASA, and 3) Continental Resources Inc. purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement. The royalty income is calculated monthly and the Company recognizes royalty income as production is reported by well on the North Dakota Industrial Commission website. When royalty revenues are accrued each month, the Company also accrues production taxes and royalty expense on this production.

When royalty revenues are accrued each month, the Company also accrues production taxes and royalty expense on this production based on the applicable production tax rates in the jurisdiction the production occurs and the contractual royalty agreements the Company has with certain mineral interest holders.

In certain instances, the Company may have to estimate unit values for oil and natural gas. In situations where production has occurred but payment on that production has not been made to the Company, the Company estimates the unit value of the product sold by reviewing wells in the area and using those unit values.

Concentrations

Currently, the Company’s revenue stream derives from three exploration and production companies (operators): Oasis Petroleum, Continental Resources Inc., and Statoil, ASA. Royalty revenue from Oasis Petroleum accounts for approximately 60% of our revenue; Continental Resources Inc. accounts for approximately 38%, with the small balance remaining derived from Statoil, ASA. Since almost all of our revenue is from two operators the loss of one or more of these critical relationships could have a serious and material impact on the Company’s results of operations and cash flow.

In addition, the Company’s producing acreage currently resides in a small contiguous geographic area (1,600 mineral acres). This production concentration represents a significant risk to the Company if this production is disrupted as a result of localized events. A disruption could have a serious and material impact on the Company’s results of operations and cash flow.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to the FASB Accounting Standards Codification. Basic net income or loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock warrants and options. At December 31, 2014, 282,001 common stock warrants were excluded from the calculation of diluted loss per share for the years as their effect would have been anti-dilutive. Since all options and warrants have expired, there is no longer any potential dilutive effect as of December 31, 2015.

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

Recently issued accounting pronouncements

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. The update is effective for fiscal years beginning after December 2017. We are currently evaluating the impact of the guidance on our consolidated financial statements.

NOTE 3 – INVESTMENTS

In December 2015, the Company invested cash into a diversified investment portfolio. The portfolio is composed of available-for- sale investments consisting of equities, fixed income, and money market securities as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money Market Funds	$2,663,330			$2,663,330

Fixed income investments:
Corporate obligations	201,561		(108)	201,453
Fixed income mutual funds	360,000		(843)	359,157
Total fixed income investments	561,561		(951)	560,510

Publicly traded equities	519,231	4,336		523,567

Other investments:
Real estate funds	109,343		(170)	109,173
Managed investment funds	150,000		(902)	149,098
Total other investments	259,343	-	(1,072)	258,271
Total	$4,003,465	$4,336	$(2,023)	$4,005,777

The fixed income portfolio includes one $100,000 bond maturing in 2-5 years and one $100,000 bond maturing 5-10 years. Tax amounts related to unrealized gains (losses) were immaterial and all unrealized gains and losses have resulted from changes in fair value during year ended December 31, 2015.

Money market funds, publicly traded equity securities, and other available for-sale investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Level 2 corporate bonds were priced by independent pricing services. These independent pricing services use market approach methodologies that model information generated by transactions involving identical or comparable assets.

The table below set forth the Company’s investments measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Money Market Funds	$2,663,330			$2,663,330

Fixed income investments:
Corporate obligations		$201,453		201,453
Fixed income mutual funds	359,157			359,157
Publicly traded equities	$523,567			523,567
Other investments:
Real estate funds	109,173			109,173
Managed investment funds	149,098			149,098
Total	$3,804,325	$201,453		$4,005,777

Included in investments available for-sale at December 31, 2015 are domestic securities of $3,753,595 and international securities of $252,183.

NOTE 4 – OTHER RECEIVABLE

Included in Other Receivable is an expected reimbursement from the Company’s Director and Officer Insurance policy carrier for lawsuit related costs. Specifically, the Company’s insurance carrier, Scottsdale Insurance Company, has agreed to reimburse for certain legal defense costs related to the Manuel Graiwer and TJ Jesky on behalf of Bakken Resources Inc. v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols, and Wesley Paul. Insurance reimbursement is limited to the extent of the underlying policy and to only those expenditures deemed by the insurance company as essential to the litigation. The receivable balance is $390,524 as of December 31, 2015, and $144,913 as of December 31, 2014.

NOTE 5 – RESTRICTED CASH

At 2014 year end, the Company had an Escrow account that held the unexpended portion ($595,500) of the Greenfield asset sale proceeds. The Greenfield sale proceeds were subject to a section 1031 exchange to minimize the Company’s taxable capital gains tax. Accordingly, the cash was restricted, in accordance with the exchange regulations, and only available to pay for or reimburse for qualifying expenditures associated with the asset replacement property. The remaining restricted funds were fully utilized in early 2015.

NOTE 6 – ACQUISITION OF MINERAL RIGHTS

Acquisition of Royalty Interests

On June 11, 2010, the Company entered into an Option to Purchase Assets Agreement with Holms Energy, LLC, pursuant to which Holms Energy agreed to grant Multisys Acquisition an option to exercise an Asset Purchase Agreement to assign all right, title, and interest of specific Holms Energy owned assets to Multisys Acquisition, with Holms Energy members holding a controlling interest in Multisys as a result of the exercise of the option. The option was exercised on November 26, 2010 and the Asset Purchase Agreement was entered into on November 26, 2010 by paying the consideration to Holms Energy detailed in the Asset Purchase Agreement. Under the Asset Purchase Agreement, Multisys Acquisition paid Holms Energy $100,000, issued Holms Energy 40,000,000 shares of restricted common stock, and granted to Holms Energy a 5% overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. The issuance of the 40,000,000 shares to the Holms Energy members resulted in a Change in Control as the Holms Energy members obtained a controlling interest in Multisys. With the Holms Energy members obtaining controlling interest in the Company, the mineral rights acquired from Holms were recorded at Holms Energy’s cost basis of zero. The $100,000 cash paid to Holms was recorded as a stockholder distribution.

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

Acquisition of Working Interest

On July 3, 2012, the Company purchased a 17% working interest in an oil well located in Archer County, Texas for $68,000 cash from Holms Energy Development Corporation, which is owned by an officer of the Company. The property was not yet producing as of December 31, 2014 and was deemed to be impaired at that date.

Big Willow Lease

On July 9, 2014, Val Holms entered into a two year lease agreement on 28,000 gross acres (approximately 9,300 net mineral acres) in southwest Idaho. The agreement, referred to as the Big Willow lease, included a two year primary term with the option to extend for an additional term. Certain proceeds from the Company’s sale of the Greenfield mineral rights in early 2014 were used for this acquisition. A portion of the proceeds were to an Internal Revenue Code Section 1031 like-kind exchange or 1031 exchange as it is known. The proceeds were held in escrow until qualifying expenditures occurred.

On July 9, 2016 the lease expired without extension due to unfavorable market conditions and the lack of infrastructure in the area, which made development uneconomical.

As of December 31, 2015, the Company has invested more than $751,000 on lease bonus payments, title work, and other development related costs.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Party Receivable

In connection with the acquisition of the Holms Property (see Note 4), the Company granted to Holms Energy, LLC, which is owned by a former officer of the Company, a 5% overriding royalty payable on all revenue generated from the Holms Property for ten years from the date of the acquisition’s closing. The royalty was over-paid in 2014 resulting in a related party receivable. As of December 31, 2015 and 2014, the royalty receivable was $101,976 and $138,846, respectively. The corresponding 2015 and 2014 royalty expense was $359,829 and $802,581, respectively.

NOTE 8 – GREENFIELD ASSET SALE

In early 2014, the Company negotiated the sale of certain mineral assets called The Greenfield Assets. The Greenfield assets were originally acquired in November 2010. The transaction resulted in a net capital gain to the Company. Details of the transaction are as follows:

Sale price (net of sales costs)	$7,847,417
Asset cost, net	1,535,000
Less accumulated depletion	(859,734)
Net Gain	$7,172,151

A portion of the sale proceeds were included in an Internal Revenue Code section 1031 exchange. A 1031 exchange, as it is commonly referred to, allows all or part of the sales proceeds from an asset sale to be excluded from capital gains tax if the proceeds are used to acquire a qualifying replacement asset within a certain time frame. In this case, the Company deferred capital gains tax on $170,484 in connection with the 1031 exchange.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock and Common Stock Warrants

The Company issued warrants to shareholders beginning in 2009. Warrants were issued through 2012. The summary of warrant activity is as follows:

		Number of	Weighted
		Warrant	Average
		Shares	Exercise Price
Balance, December 31, 2013		1,873,001	$0.53
	Expired	(1,590,000)	$0.48

Balance, December 31, 2014		283,001	$0.53
	Expired	(283,001)

Balance, December 31, 2015		-

Common Stock Options

During March 2012, the Company granted an aggregate of 500,000 common stock options to officers and Directors. The options are exercisable at $0.10 per share and vest one-third immediately and one-third each year over the next two years. The fair value of the options was determined to be $400,548 using the Black-Scholes option pricing model. The key assumptions utilized in the model include the closing market price of the Company’s common stock of $0.90, expected terms between 1 and 2 years, volatility of 68.94%, risk-free interest rate of 0.41% and zero expected dividends. The fair value was expensed over the vesting period of the options. Option expense of $0 and $14,461, was recognized during the years ended December 31, 2015 and 2014, respectively. The table below summarizes the Company’s option activity:

		Number of	Weighted
		Option	Average
		Shares	Exercise Price
Balance, December 31, 2013		500,000	$0.10
	Expired	(500,000)	$0.48

Balance, December 31, 2014 and 2015		-	$0.53

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Litigation

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s CEO, Val Holms. The Complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. After various court proceedings, the Washington Court of Appeals affirmed a trial court’s ruling against the plaintiff and reversed the trial court’s ruling against certain of the defendants. The Company believes the possibility of any future economic damages to BRI to be unlikely. When the Company filed the appeal with the Washington Court of appeals, the Company was required to post a bond of $462,485. This amount is identified on the income statement as Settlement Expense. Upon the successful appeal, the bond will be returned to the Company.

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

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County. Mr. Gillis, the plaintiff in this matter (the “Gillis Case”), is the trustee of the Bruce and Marilyn Gillis 1987 Trust. Mr. Gillis is alleging that the Company breached certain registration rights obligations pursuant to an equity investment made at or around November 2010. The Court in this this matter granted class certification and class notice in March 2014. The Company settled this matter in September 2014 for $200,000. This expenditure has been identified on this income statement as Settlement Expense.

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and TJ Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols, and Wesley Paul, Case No. CV14 00544 (the “Graiwer Case”), filed in the Second Judicial District Court of the State of Nevada for Washoe County. Messrs. Graiwer and Jesky, the plaintiffs in the Graiwer Case, bring action on behalf of the Company derivatively, and the Company is also named as a nominal defendant. Messrs. Graiwer and Jesky are shareholders of the company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment, and civil conspiracy against one or more of the named defendants. The Company is also informed that each of the other named defendants denies the validity of the claims made in the Graiwer case, and each intends to vigorously defend against such claims, as applicable. The plaintiff in the Graiwer Case have agree to dismiss all claims against all defendants except Val M. Holms, and such dismissal is pending approval by the Court.

The Bakken Resources Inc. bylaws state that the Company will indemnify officers and directors for actual and reasonable amounts incurred while acting as an agent of the corporation. Val Holms’ attorneys have submitted invoices to Bakken through December 31, 2015 for direct payment totaling more than $282,000. These services include the Graiwer lawsuit and investigation related defense costs, as well as a litany of other services that don’t pertain to any litigation. The Company has reviewed all submitted charges. The Company paid all billings that appear to be indemnifiable under the Company’s bylaws and Val Holms’ Leave of Absence Agreement. Consequently, $169,000 in services billed have not been reimbursed nor accrued as legal fees expense.

The nature of these commitments and contingencies is such that management cannot accurately determine what impact, if any, they may have on results of operation, cash flows, and financial statements. Management believes, however, it is unlikely that any adverse impact will occur from these commitments and contingencies.

NOTE 11 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2015 and 2014, the Company generated a taxable loss and income, respectively. Accordingly, the Company recognized a tax benefit of $196,773 and a tax provision of $1,958,600, for the years ended December 31, 2015 and 2014, respectively. There was no available net operating loss carry forward as of December 31, 2015 or 2014. The net operating loss generated in 2015 was carried back to 2014 generating a tax refund receivable of $354,951.

The (benefit) provision for income taxes consists of the following for 2015 and 2014:

	2015	2014
Current:
Federal	$(151,276)	$1,680,211
State:
Montana	(23,037)	139,368
North Dakota	(22,460)	139,021
Income tax (benefit) provision	$(196,773)	$1,958,600

The income tax (benefit) provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations due to the following items:

	2015	2014
Income tax (benefit) provision at statutory rate (34%)	$(295,449)	$2,019,006
Effect of state income taxes	(58,221)	338,480
Change in valuation allowance		(41,000)
Tax return to tax accrual adjustment	156,897	(357,886)
Income tax (benefit) provision	$(196,773)	$1,958,600

At December 31, 2015 and 2014 the Company’s deferred tax asset (liability) are as follows:

	2015	2014
Changes in asset carrying values not
deductible for tax	$106,400	$106,400
Deferred gain on asset sale	(68,000)	(68,000)
Net deferred tax asset	38,400	38,400
Allowance for deferred net tax asset	(38,400)	(38,400)
Net deferred tax asset	$-	$-

The Company has no unrecognized tax benefits at December 31, 2015 or 2014 and has no deferred tax provisions for either year. It is not anticipated that there will be any significant changes to unrecognized tax benefits within the next twelve months. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. At December 31, 2015, fiscal years 2011 through 2015 remain subject to examination by federal and state tax authorities.

NOTE 12 – SUBSEQUENT EVENTS

Val Holms’ Termination: The Company’s founder and CEO, Val M Holms, was terminated in May 2016 on the basis of fraud and other allegations levied against him.

Eagle Private Equity Transaction: In May 2016, the Company entered into a financing agreement with Eagle Private Equity (“Eagle”). The Eagle transaction provides a non-revolving line of credit not to exceed $1,000,000 and intended for the acquisition of non-working interest assets. The Convertible Loan Credit Agreement is convertible into Series A preferred stock. Series A preferred stock generally holds common stock voting rights equivalent to 100 shares of common stock for each share of series A preferred stock.

The agreement includes conversion rights if certain triggering events occurred. On July 20, 2016, a triggering event occurred, which granted Eagle the right to put loans to the Company and convert debt ($600,000) into equity (600,000 preferred shares) having the voting equivalent of 60 million shares of the Company’s common stock.

Big Willow Lease Expiration: On July 9, 2014, the Val Holms entered into a two year lease agreement on 28,000 gross acres approximately 9,300 net mineral acres) in southwest Idaho. The agreement, referred to as the Big Willow lease, included a two year primary term with the option to extend for an additional term. On July 9, 2016 the lease expired. As of December 31, 2015, the Company has invested more than $751,000 on lease bonus payments, title work, and other development related costs. These costs have been written off on July 9, 2016.

Attempted Takeover: On July 20, 2016, Val Holms’ half-brother, Allan Holms, attempted a takeover of the Company. Allan Holms and an armed security force attempted to remove the existing Board of Directors, remove current management, remove all counsel and suspend litigation, and take control of the Company’s cash assets. Allan Holms purported to hold proxies from Val Holms and other shareholders representing a majority of the Company’s common stock. Law enforcement agencies intervened and ended the takeover. The Company has filed for and received temporary restraining orders in Montana and Nevada enjoining Allan Holms from taking such takeover actions, pending preliminary hearings. A hearing in Montana has taken place and is pending a decision. Hearings in Nevada are scheduled to be heard in late October 2016. The Company believes such proxies were improperly and illegally obtained and that Allan Holms’ actions on July 20 are invalid and without merit.

Roil Lawsuit Appeal: In August 2016, the Washington State Appellate Court ruled to affirm the lower court’s ruling that Allan Holms and Roil Energy, LLC did not have any claims to the Company’s assets and also to overturn the lower court’s ruling that found certain fraud and awarded Allan Holms certain attorney’s fees. The Company had posted a $462,000 appeal bond as part of the appeal process. The plaintiffs are petitioning the Washington State Supreme Court. When all legal remedies have been exhausted, the Company will recognize the appeal bond refund as a receivable on the balance sheet. As of December 31, 2015 the Company has not booked the receivable.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2015 because certain elements of an effective control environment were not present including the financial reporting processes and procedures, and internal control procedures by our board of directors as we have yet to establish an audit committee and our full board has not been adequately performing those functions. The material weaknesses identified include the following:

●

There exists a significant overlap between management and our board of directors, with three of our seven directors being members of management (although during most of 2015, our CEO was on leave of absence). This does not allow for multiple levels of supervision and review.

●

Additionally, since we only have one full time and one part time employee, it has not been possible to ensure appropriate segregation of duties between incompatible functions, and formalized monitoring procedures have not, as of December 31, 2015, been established or implemented.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

The following table sets forth the directors and executive officers of BRI as of December 31, 2015. The previous directors of BRI appointed the nominees designated by Holms Energy as members of the board of directors of BRI. Subsequently, the current officers and directors of BRI resigned their positions at BRI, clearing the way for the appointment of new executive officers by the new board of directors of BRI. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position
Val M. Holms	68	Chief Executive Officer, President, and Director
Dan Anderson	51	Chief Financial Officer and Director
Karen S. Midtlyng	57	Secretary and Director
Herman R. Landeis	83	Director
Bill M. Baber	64	Director
Douglas Williams	58	Director and Audit Committee Member
Dr. Solange Charas	54	Director and Audit Committee Chair

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

Val M. Holms – 68, President, Chief Executive Officer, and Director. After being honorably discharged from the United States Marine Corps, 4th Force Reconnaissance Division in Vietnam in 1969, he was the founder, sole owner and operator of Holms Building Services, Inc., a licensed general contracting Company based in Missoula, Montana until 1984. Beginning in 1971 until the present, Mr. Holms has been a private investor, a part time independent land man, organized several oil and gas limited partnerships, purchased and sold mineral leases, and arranged various oil and gas joint ventures in Montana, Oklahoma, Texas, and North Dakota. From 1984 to 1988, he attended Rhema Bible Institute and received a degree in Theology. Mr. Holms and his wife Mari Holms are the managing members of Holms Energy, LLC.

Dan Anderson – 51, Chief Financial Officer. Mr. Anderson graduated from the Montana College of Mineral Science and Technology in 1986 with a Bachelor of Science degree in Business Administration, Finance and Accounting. After graduation, Mr. Anderson served as the chief financial officer of a health care Company and was a partner in a consulting firm. Mr. Anderson has subsequently received a Master’s Degree in Business Administration, a graduate degree in banking, is a certified business adviser, and is a certified human resources specialist. Mr. Anderson has owned a number of small businesses in southwest Montana for more than 20 years. On May 23, 2014, Mr. Anderson was appointed as the Company's Chief Financial Officer.

Karen S. Midtlyng – 57, Secretary and Director. Ms. Midtlyng has an associate degree from the University of Montana, Helena College of Technology (formerly Helena Vocational Technical Center). From 1978 to 2005, she was employed by U.S. Geological Survey (USGS), Water Science Center, Helena, MT. During her 27 years with the U.S.G.S. she was responsible for start to finish production of several U.S.G.S. scientific reports, fact sheets and electronic documents and co-authored several U.S.G.S. publications. From 2005 to 2010, she was an independent consultant, providing services for a small business in the Helena area, where she assisted in the establishment and implementation of certain business processes.

Herman R. Landeis – 83, Director. Mr. Landeis was the Western Region Tax Manager for Marathon Oil Corporation, based out of Casper, Wyoming, from 1972 until he retired in 1992. Previously, Mr. Landeis worked as a professional Draftsman for Marathon Oil Corporation from 1955 until 1972, except for a two year leave of absence to serve in the Military (Army), where he was honorably discharged. As a Tax Manager for Marathon Oil Corporation, he was responsible for and managed a variety of financial matters related to property tax negotiations, valuation of Company owned assets and property, and conducting various financial analysis on operations in the Western United States. These properties included the Interstate Pipeline running from Montana to Missouri, properties in Alaska, five off-shore platforms and numerous operating oil and gas properties in the Western United States. Since his retirement in 1992, he has acted as a consultant to the oil and gas industry related to special projects involving tax matters, appraisals and valuation of property. Mr. Landeis received a Certified License as a Professional Appraiser from the University of Nebraska in 1972.

Bill M. Baber – 64, Director. Mr. Baber has 37 years of experience in the field of drilling, completing, operating and maintenance of oil and gas wells. In addition, Mr. Baber also provides sources and arranges for the maintenance of oil/gas rigs and other heavy machinery used in drilling operations. Mr. Baber regularly consults with clients on drilling operations and regulatory requirements. For the past 15 years, Mr. Baber has conducted his business through his entity, Bill M. Baber Oil Field Equipment.

Douglas Williams – 58, Director. Mr. Williams is a Certified Public Accountant licensed in the State of Montana specializing in accounting, tax, internal controls, and regulatory compliance. Since graduating from University of Wyoming with a B.S. in accounting in 1985, Mr. Williams has overseen or performed such services for public companies, private companies, non-profits, and governments. Mr. Williams has owned and operated his own accounting practice in Helena, Montana since 2001. Before starting his own practice, he held related positions in Laramie, Wyoming. Mr. Williams was an administrative services director for the City of Laramie for six years, from 1994 to 2000. He was also a manager at Simonsen Mader Tschacher & Company, the second largest accounting firm in Wyoming, from 1991 to 1994. Before that, Mr. Williams was a senior staff accountant at McGladrey & Pullen from 1985 to 1991.

Dr. Solange Charas – 54, Director. Audit Committee Chair - Dr. Charas has more than 25 years of institutional experience with public and private companies both as an employee and a board member, particularly in the areas of corporate governance and human capital. Dr. Charas has served on various Board committees including audit and compensation committees. Dr. Charas has expertise in all areas of human capital management for national and global organizations, specifically in post-merger culture integration, aligning human capital performance to key economic performance indicators, human capital analytics, project management, and designing compensation plans. Dr. Charas serves as an adjunct professor for New York University’s School of Professional Studies, and she is currently CEO of Charas Consulting, Inc., a boutique human resources consulting firm in New York City, as well as the Chief Human Resources Officer and board member of Integral Board Group, LLC. Her past experiences include Chief Human Capital Officer for Praetorian Financial Group (now QBE), National Director of Arthur Andersen, Senior Manager at Ernst & Young, Manager of International Corporate Compensation for GE Capital Co. Dr. Charas holds a Ph.D. in Management from Case Western Reserve University, an MBA in Accounting and Finance from Cornell University, and a B.A. in Political Economy from UC Berkeley.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s outstanding common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of Forms 3, 4 and 5 furnished to us and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than 10% beneficial owners have complied in a timely manner with all applicable filing requirements for the fiscal year ended December 31, 2015.

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

Audit Committee and Financial Expert

We created an Audit Committee in December 2014. The Audit Committee charter identifies five key purposes: oversee the integrity of the company’s financial statement; overseeing the company’s compliance with legal and regulatory requirements; overseeing the registered public accounting firm’s qualifications and independence; overseeing the performance of the company’s independent auditor and internal audit function; and overseeing the company’s system of disclosure controls and procedures. Solange Charas was named chair of the Audit Committee in 2015.

Solange Charas and Douglas Williams are deemed to be financial experts.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us for the fiscal years ended December 31, 2015 and 2014, to our Chief Executive Officer. Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal years 2015 or 2014.

Change in
Pension
Value and
Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Val M. Holms
Pres, CEO, & Dir.	2015	180,000	0	0	0	0	-	0	180,000

Val M. Holms
Pres, CEO, & Dir.	2014	185,000	0	0	0	0	-	0	185,000

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

Outstanding Equity Awards at Fiscal Year End

There have been no options awards or equity awards given to any executive officers of BRI since inception on June 6, 2008, through the fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information about the beneficial ownership of our common stock on September 30, 2016, held by our directors and executive officers and by those persons known to beneficially own more than 5% of our capital stock. The percentage of beneficial ownership for the following table is based on 56,735,350 shares of common stock outstanding as of September 30, 2016.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after September 30, 2016, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Beneficial Ownership of Current Directors, Executive Officers and 5% Holders of the Company

		Percent of Outstanding Shares of
Name of Beneficial Owner (1)	Number of Shares	Common Stock (2)
Val M. Holms-	26,350,000 (3)	46.83%
CEO, President, and Director
Karen S. Midtlyng-	2,250,000 (4)	3.97%
Secretary, and Director
Herman R. Landeis - Director	250,000 (5)	*
		*
		*

*	Less than 1%

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company at 825 Great Northern Boulevard, Expedition Block, Suite 304, Helena, Montana 59601.

2.	Figures are rounded to the nearest tenth of a percent.

3.	Includes 26,350,000 shares held directly

4.	Includes 2,250,000 shares held directly

5.	Includes 250,000 shares held directly

Change in Control

We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of BRI.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On July 3, 2012 the Company purchased a 17% working interest in an oil well located in Archer County, Texas for $68,000 cash from Holms Energy Development Corp. (“HEDC”). HEDC is owned by Val Holms, our former CEO. This transaction was reviewed by the Company’s independent directors and approved by our Board, with Mr. Holms recusing himself from such Board vote.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2015 and 2014, are set forth in the table below:

	Year ended	Year ended
Fee Category	December 31, 2015	December 31, 2014
Audit fees (1)	$124,560	$127,743
Audit-related fees (2)	—	42,856
Tax fees (3)	3,550	—
All other fees (4)	—	—
Total fees	$128,110	$170,599

(1)	“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.

(4)	“All other fees” consists of fees billed for all other services, such as review of our registration statement on Form S-1.

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

(b) (3) Exhibits specified by Item 601 of Regulation S-K.

EXHIBIT INDEX

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed	Form	Exhibit	Filing Date
		Herewith
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Certificate of Designation for preferred shares		8-K	3.1	05-10-16
3.3	Bylaws		8-K	3.1	02-16-16
4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.2	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.3	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.4	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.5	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.6	Employment Agreement by and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012		10-K	10.10	04-16-12
10.7	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated March 12, 2013		8-K	10.1	03-18-13
10.8	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated March 12, 2013		8-K	10.2	03-18-13
10.9	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	02-09-11
10.10	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	03-24-11
10.11	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11
10.12	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11
10.13	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009		10-K	10.14	04-15-11
10.14	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003		10-K	10.15	04-15-11
10.15	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004		10-K	10.16	04-15-11
10.16	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.17	04-15-11

10.17	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008		10-K	10.18	04-15-11
10.18	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.19	04-15-11
10.19	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005		10-K	10.20	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Mari Holms Trustees and The Armstrong Corporation dated September 9, 2003		10-K	10.21	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004		10-K	10.22	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.23	04-15-11
10.23	Form of Convertible Bridge Loan Agreement 2011		8-K	10.1	05-25-11
10.24	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011		8-K	10.1	09-27-11
10.25*	Purchase and Sale Agreement dated February 4, 2014		8-K	10.1	02-10-14
10.26	Indemnification Agreement with Oasis Petroleum, Inc. dated January 23, 2014		10-Q	10.28	11-19-14
10.28	Mineral Property Lease Agreement with First Amendment Between Bakken Resources, Inc. and Big Willow, LLLP, effective as of July 2014		10-Q	10.28	11-19-14
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Financial Officer and principal executive officer	X
99.1	Audit Committee Charter	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

*	Exhibit 10.25 is subject to SEC’s confidential treatment order dated March 24, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Helena, MT on this 3rd day of October, 2016.

BAKKEN RESOURCES, INC.

Date: October 3, 2016	By: /s/ Dan Anderson

(principal executive officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 3rd day of October, 2016.

Date: October 3, 2016	By:/s/ Dan Anderson
Dan Anderson
Chief Financial Officer and Director

Date: October 3, 2016	By:/s/ Karen Midtlyng
Karen Midtlyng
Secretary and Director

Date: October 3, 2016	By:/s/ Bill M. Baber
Bill M. Baber
Director

Date: October 3, 2016	By:/s/ Herman R. Landeis
Herman R. Landeis
Director

Date: October 3, 2016	By:/s/ Solange Charas
Solange Charas
Director and audit committee chair

Date: October 3, 2016	By:/s/ Douglas L. Williams
Douglas L. Williams
Director and audit committee member

Date: October 3, 2016	By:
Val M. Holms
Director