Form 10-Q
period 2015-03-31
BAKKEN RESOURCES INC
filed 2017-01-13
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-50344

BAKKEN RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	26-2973652
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

825 Great Northern Boulevard, Expedition Block Suite 304, Helena, MT 59601
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
Yes [   ]     No [X]

The number of shares of issuer’s outstanding common stock as of March 31, 2015 was 56,735,350.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended March 31, 2015 is being filed concurrently with the quarterly reports on Forms 10-Q for the quarters ended June 30 and September 31, 2015. The Company previously filed on October 3, 2016 its annual report for the 2015 fiscal year to which these quarterly reports belong, which ended December 31, 2015. This quarterly report and those filed concurrently should be read in conjunction with our 2015 annual report on Form 10-K.

Because the Company is concurrently filing all three quarterly reports for fiscal year 2015, each such quarterly report contains an identical exhibit list, which is current as of the date of filing the Company's annual report on Form 10-K for the period ending December 31, 2015 rather than the reporting period for each such report.

BAKKEN RESOURCES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	31-Mar-15	31-Dec-14
ASSETS
CURRENT ASSETS
Cash	$6,578,500	$6,334,092
Restricted cash	425,000	595,000
Accounts receivable - trade	461,822	681,158
Related party receivable	101,786	138,846
Prepaids	330,984	39,593
Other receivables	61,806	255,671
Total current assets	7,959,898	8,044,360

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
of $31,036 and $30,410	6,905	8,475
UNPROVED MINERAL RIGHTS AND LEASES	300,750	300,750
Total Assets	$8,267,553	$8,353,585

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$56,635	$134,810
Accrued liabilities	38,905	165,108
Royalty payable to related party	104,493	-
Income tax payable	1,059,062	944,374
Total Liabilities	1,259,095	1,244,292

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000
shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000
shares authorized, 56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital	3,510,760	3,510,760
Retained earnings	3,440,963	3,541,798
Total Stockholders' Equity	7,008,458	7,109,293
Total Liabilities and Stockholders' Equity	$8,267,553	$8,353,585

See accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(unaudited)
	Three Months Ended
	March 31,
	2015		2014
REVENUES		$222,625	$337,252

OPERATING EXPENSE
Depreciation and depletion		1,570	16,507
Payroll		83,854	85,267
Professional fees		211,420	504,038
Gain on sale of proved mineral rights		-	(7,172,151)
General and administrative expenses		27,236	5,370
Total Operating Expenses (Income)		324,080	(6,560,969)
INCOME (LOSS) FROM OPERATIONS		(101,455)	6,898,221
OTHER INCOME (EXPENSES):
Interest income		654	420
Total other income		654	420
Net income (loss) before income taxes		(100,801)	6,898,641
Income tax benefit (provision)		22,844	(2,444,442)
NET INCOME (LOSS)		$(77,957)	$4,454,199

NET INCOME (LOSS) PER COMMON SHARE
–BASIC AND DILUTED	$	Nil	$0.08
Weighted average common shares outstanding:
–basic		56,735,350	56,735,350
–diluted		56,735,350	56,735,350

See accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)
	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(77,957)	$4,454,199
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of proved mineral rights	-	(7,172,151)
Depreciation and depletion expense	1,570	16,507
Options expense	-	14,463
Deferred tax liability	-	2,100,000
Change in operating assets and liabilities:
Accounts receivable - trade	219,333	1,460,774
Related party receivable	37,062	-
Other receivables	(98,190)	-
Prepaids	(22,213)	(91,991)
Accounts payable	(78,175)	(20,203)
Accounts payable - related party	-	(188,456)
Accrued liabilities	(21,710)	1,300
Income tax payable	114,688	(65,558)

NET CASH PROVIDED BY OPERATING ACTIVITIES	74,408	508,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash provided by sale of proved mineral rights	-	7,084,123
Cash provided by restricted cash asset	170,000	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	170,000	7,084,123

NET CHANGE IN CASH	244,408	7,593,007
Cash at beginning of period	6,334,092	1,523,601
Cash at end of period	$6,578,500	$9,116,608

NONCASH INVESTING AND FINANCING ACTIVITIES:
Receivable from sale of proven mineral rights		$763,294

See accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (”GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to Form 10-Q including Article 8 of Regulation S-X. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on September 1, 2016. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015, as reported on the Form 10-K filed with the SEC on October 3, 2016, have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

Oil and Gas Properties

The Company owns royalty interests and one working interest. The Company capitalizes asset acquisition costs. Unproved oil and gas properties are periodically assessed to determine whether they have been impaired, and any impairment in value is charged to expense. The costs of properties, which are determined to be productive, are transferred to prove oil and gas properties and amortized on an equivalent unit-of-production basis.

During the three months ended March 31, 2015, the Company recognized no impairment of its oil and gas properties.

NOTE 2 – RELATED PARTY TRANSACTIONS

Related Party Receivable

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy LLC., which is owned by a former officer of the Company, a five percent (5%) overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing. As of March 31, 2015, and December 31, 2014, the royalty receivable was $101,786 and $138,846, respectively. The related party receivable resulted from royalties that had been overpaid during 2014.

Related Party Payable

Through December 31, 2014, the Company collected royalty payments for certain wells on behalf of Holms Energy Development Corporation, which is controlled by Company’s former Chief Executive Officer (“CEO”). This occurred because one of the Company’s operators, Oasis Petroleum, did not recognize Holms Energy Development Corporation’s ownership of minerals below the Bakken Formation. This situation was corrected beginning January 1, 2015. Therefore, the Company will no longer serve as a payment conduit for Holms Energy Development Corporation. The Company did not generate any revenue associated with these royalty payments and the cash payments were remitted directly to Holms Energy Development Corporation by the Company. The related party payable balance was $104,493.

Big Willow Lease

On July 9, 2014, the Company entered into an oil and gas lease with Big Willow Properties, LLP (the “Big Willow Lease”). At present, the Big Willow Lease contemplates that the property will be eventually operated by Holms Energy Development Corporation, an entity that is controlled by the Company’s former CEO. Terms of such arrangements between the Company and Holms Energy Development Corporation have not yet been considered and approved by the disinterested members of the Company’s Board of Directors. See Note 6 below for additional information relating to the Big Willow Lease.

NOTE 3 – SALE OF PROVED MINERAL RIGHTS

On February 4, 2014, the Company sold a portion of its producing proved mineral rights for an aggregate cash sales price of $7,847,417 and a 2% retained royalty on proceeds derived from such sold mineral assets. The net book value of the asset on the date of the sale was $675,266 resulting in a gain on the sale of proven mineral rights of $7,172,151 for the three months ended March 31, 2014. Ten percent (10%) of the total cash purchase price was escrowed with a third-party financial institution for approximately 90 days following the closing of this transaction.

The property sold consists of the 767+/- net mineral acres acquired by the Company as part of the Company’s acquisition of the former “Greenfield mineral interests” in 2010. The Greenfield mineral interests derive from substantially the same gross mineral acreage as those originally contributed to the Company in 2010. During 2013, thirty-six percent (36%) of total revenue was generated from the property that was sold.

The mineral rights sale reduces current year and future revenue from North Dakota production. It also impacts comparable financial statements since one-third of the Company’s mineral rights are no longer producing revenue, thus making historical comparisons difficult. It does, however, create considerable cash reserves that can be used to secure additional mineral to generate rights driving future revenue.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2015, aggregate options expense of $0 has been recognized related to common stock options granted during 2012. As of March 31, 2015, all options granted have been fully expensed and all warrants issued have expired.

NOTE 5 – INCOME TAXES

During the three months ended March 31, 2015, aggregate income tax benefit totaled $22,844. Income tax payable totaled $1,059,062 reflecting the income tax burden for 2014 arising from capital gains tax on the mineral acreage sale.

During the three months ended March 31, 2015, the Company made income tax payments totaling $0 in addition to income tax withholding on royalty payments totaling $17,499. The current income tax payable as of March 31, 2015 was $0 and North Dakota income tax withheld totals $17,499.

NOTE 6 – SUBSEQUENT EVENT

Val Holms’ Termination: The Company’s founder and CEO, Val M. Holms, was terminated in May 2016 on the basis of fraud and other allegations levied against him.

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

Big Willow Lease Expiration: On July 9, 2014,Val Holms entered into a two year lease agreement on 28,000 gross acres approximately 9,300 net mineral acres) in southwest Idaho. The agreement, referred to as the Big Willow lease, included a two year primary term with the option to extend for an additional term. On July 9, 2016 the lease expired. As of December 31, 2015, the Company has invested more than $751,000 on lease bonus payments, title work, and other development related costs. These costs have been written off on July 9, 2016.

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

Roil Lawsuit Appeal: In August 2016, the Washington State Appellate Court ruled to affirm the lower court’s ruling that Allan Holms and Roil Energy, LLC did not have any claims to the Company’s assets and also to overturn the lower court’s ruling that found certain fraud and awarded Allan Holms certain attorney’s fees. The Company had posted a $462,485 appeal bond as part of the appeal process. The plaintiffs are petitioning the Washington State Supreme Court. When all legal remedies have been exhausted, the Company will recognize the appeal bond refund as a receivable on the balance sheet.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), as filed with the SEC on October 3, 2016. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified in the 2014 Annual Report in the section entitled “Risk Factors.”

Overview

Bakken Resources, Inc. (the “Company”, “BRI”, “we”, “us”, or “our”) is an independent energy company focused on holding non-working interests in oil and natural gas properties throughout North America. Bakken’s primary focus since inception has been the Williston Basin in western North Dakota. The Company owns mineral rights to approximately 7,200 gross acres and 1,600 net mineral acres of land located about 8 miles southeast of Williston, North Dakota. The Company’s land assets consist generally of net mineral acres spanning from the sub-surface to the base of the so-called “rock unit” in an area commonly referred to as the Bakken Formation.

A non-working interest simply means that the Company doesn’t bear either the risk or the financial burden attributable to exploration and production of oil and natural gas wells. The Company simply invests in successful wells or projects that have demonstrated a high degree of success. The Company partners with strong operators to explore and develop oil and natural gas from company leases.

During the first quarter of 2015, the Company received royalty and overriding royalty payments on seventy-five (75) producing oil wells seventy-two (72) of which also produce natural gas. This production and proved reserves are as follows:

	Producing	Average	Proved	Percent	Q1 of 2015
	Wells	Daily	Reserves	Proved	Average
		Production		Developed	Price
Oil	75	12,117 Bbls	53,624,580 Bbls	27%	39.52

Natural Gas	72	10,686 MCF	80,603,008 MCF	21%	3.80
Bbls = Barrels MCF = thousand cubic feet

The leases comprising the Company’s mineral rights average 17%. When the mineral rights were transferred from Holms Energy LLC., Holms Energy LLC. retained a 5% overriding royalty. Therefore, these mineral rights currently bear to us an average 12% royalty (17% less 5%) from the oil and gas produced on such lands until November 2020. At that time the 5% overriding royalty currently held by Holms Energy, LLC, a related private Nevada company (“Holms Energy”) will revert back to the Company. The Company’s average net royalty interest is further reduced by the approved North Dakota Industrial Commission (“NDIC”) well spacing units attributable to each of the sixteen spacing units. The net average royalty percentage in 2015 was .70%.

We currently have leases with three contracted oil drilling operators on various parcels of land constituting the 7,200 gross acres (and approximately 1,600 net mineral acres) on which we have mineral rights royalty interests. The contracted oil drilling companies with whom we are parties in interest pursuant to lease agreements (collectively, the “Lessees”) that we acquired rights to in November 2010 include: (1) Oasis Petroleum, (2) Continental Resources, Inc., and (3) Statoil ASA. We have no rights or ability to influence the activities conducted by these Lessees of our mineral rights, but if the Lessees do not accomplish the agreed upon drilling programs within the timeline, Lessees can lose their leases.

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

Also in connection with the November 2010 transactions, the Company purchased approximately 800 net mineral acres from the Revocable Living Trust of Rocky G. Greenfield and Evenette G. Greenfield. The Company sold these 800 net mineral acres to a third party in February of 2014. The Company retained a two percent (2%) overriding royalty on the sale of these mineral rights.

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

When a horizontal well is drilled in the area where the subject property is located, it is typically drilled down about 10,800 vertical feet and then a down-hole directional drilling tool is used to flatten the hole to 90 degrees and drill horizontally down the oil and gas producing formation. Horizontal directional drilling provides more contact area to the oil bearing formation than a typical vertical well. This method of drilling, together with fracking is referred to as an enhanced oil recovery method, and is the primary source of recovery from the Bakken Formation. The Company also has interests in certain wells not drilled into the Bakken Formation.

Well activity information for wells in which the Company has mineral interests are compiled in a table which is available on the Company web site at http://www.bakkenresourcesinc.com/well-activity.

The information provided in the website’s table is categorized by well name, operator, field and pool, the NDIC identifying number, and the well status and location description. Well status is defined by several categories: Producing; Confidential; Drilling; and Permitted Location to Drill. The table is updated as new information becomes available on the NDIC website at https://www.dmr.nd.gov/oilgas/. Included in the table are NDIC file numbers which can be used to search for information for each well listed on the BRI webpage. Individuals may subscribe to the NDIC website following the prompts on the homepage. A premium service subscription is also available for a fee.

Currently, most of the leases covering the Company’s mineral acres contain what is commonly referred to as “continuous drilling clauses.” Generally, a continuous drilling clause requires an operator to maintain active drilling operations in order to hold or extend an oil and gas lease past the natural expiration date of the lease. All of the Company’s current leases currently have active drilling operations and are likely to have active operations in the foreseeable future.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014

Revenue. We generated net revenue (gross revenue less production taxes and deductions) for the three months ended March 31, 2015 totaling $222,625 compared to revenue of $337,252 for the three months March 31, 2014. The decrease relative to 2014 reflects the sale of the Greenfield assets (33% of total mineral acres) and declining oil and natural gas unit prices (sixty percent 60%). Although unit prices are down relative to the first quarter 2014, production is at record highs. First quarter oil production totaled 1,090,654 barrels up 67% from 2014. Similarly, natural gas production totaled 975,369 mcf up 52% from 2104. Throughout 2014, the Company saw many new wells initiate production. This trend continued into 2015. The producing well count at March 31, 2015, seventy four (74), increased by twenty four (24) wells compared to March 31, 2014. The company currently has seventy-four (74) producing wells, twenty-three (23) permitted wells, seven (7) wells in confidential status, and six (6) wells being drilled.

Revenue is driven by product unit prices and volume. Although the Company sold 33% of its mineral rights in 2014 and production unit prices have declined more than sixty (60%) since 2014 highs, new well production is sustaining revenue. As unit prices rebound, new production will continue to drive revenue and profitability. The State of North Dakota establishes spacing rules that dictate how many wells can be drilled and operated over a defined area (acres). Based upon current spacing units, the Company has current potential well capacity totaling one hundred ninety wells (190). Therefore, the company has capacity for an additional eighty (80). wells. These potential additional wells offer little risk since they will be drilled into known reserves where existing wells are already producing successfully. Therefore, current year and future revenue will likely continue to increase without a significant increase in operating expenses.

Operating Expenses. Operating expenses fell sharply, by approximately $287,000, or forty seven percent (47%) from March 31, 2015 compared to March 31, 2014, driven by substantially lower legal and professional fees $292,618. Several contracted positions have been consolidated into existing staff. Legal costs are also decreasing as a result of Director and Officers insurance reimbursement for costs relating to the derivative lawsuit, and as litigation has decreased. General and administrative expenses were $27,736 for the three months ended March 31, 2015 compared to $5,370 for the same period in 2014.

The net loss for the first quarter 2015 totaled $77,957, down from income of $4,454,199 in the first quarter 2014. The first quarter 2014 results include the $7,172,151 gain on the sale of proved mineral rights.

Our material financial obligations include our salaries paid to our only current employee, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of March 31, 2015, the Company had cash of $6,578,500 compared to $6,334,092 as of December 31, 2014. As of March 31, 2015, the Company has expended $751,000 to acquire the Big Willow lease. The Company has $175,000 in remaining bonus payments on the Big Willow lease. The Company also expects that title work to determine the net mineral acres will total approximately $68,000. This work is slated to be completed by June 15, 2015.

Operating costs consist mainly of salaries, office rent and professional fees and is consistent with general operating cash used in prior quarters. Net cash provided/(used) by operations for the period ended March 31, 2015 was $74,408 compared to $508,884 during the three months ended March 31, 2014. The sharp reduction reflects lower professional fees attributable to the number of lawsuits in which the Company is currently involved. The 2014 figures include extraordinary, one-time expenses attributable to the sale of mineral rights. As suits have been settled or dismissed, the Company’s legal fees have fallen. It also reflects reimbursement for legal expenses from the Company’s Director and Officer insurance policy. It also reflects the consolidation of two contractor positions totaling $8,000 per month into the Corporate Secretary and CFO positions. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity from royalty revenues related to sale of oil reserves of existing properties. No assurances, however, can be given that such royalties will continue to be received. As of March 31, 2015, the royalty revenues received have been sufficient to provide liquidity during the previous twelve months. If the Company does not generate sufficient revenues it will continue to finance operations through equity or debt financings.

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

Satisfaction of our cash obligations for the next twelve (12) months

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity or debt financing and JV drilling partnerships. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations. However, due to our low base overhead, we are not dependent on new capital if we do not wish to develop our drilling programs or buy up working interests in potential wells during the next twelve (12) months.

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

We have information that an additional thirty six (36) wells are either permitted, drilling, or are in confidential status. Although we believe that our income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, there can be no assurance that we will be successful in addressing operational risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, the timing of the royalty revenues, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Item 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined – in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended – as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and that includes those policies and procedures:

●	Pertaining to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●

Providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●

Providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of March 31, 2015 because certain elements of an effective control environment were not present as of March 31, 2015, including the financial reporting processes and procedures, and internal control procedures by our board of directors.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of March 31, 2015. Following the resignation of our prior Chief Financial Officer, our new Chief Financial Officer has reviewed prior financial statements and has implemented expanded policies and procedures relating to our internal controls and procedures in order to help address existing material weaknesses.

We intend to take the following steps as soon as practicable to remedy the material weaknesses we identified as follows:

■	We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions.
■

We will appoint additional outside directors, particularly those who may have experience with regard to financial reporting, financial reporting processes and procedures, and internal control procedures.

■	We will hire independent consultants when necessary to advise the Company and our Board on special financial matters as the need arises.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s former CEO, Val Holms. The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. Both Mr. Val Holms, our CEO, and BRI dispute such allegations in their entirety and intend to and have vigorously defended against such claims. This case went to trial in November 2013. Following trial, the Court issued conclusions that the evidence presented in this case did not support Allan Holms’ claims that an oral agreement existed. Post-trial motions are currently being heard in this case and final judgment is expected to be issued following the conclusion of such post-trial motions.

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

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County (the “Gillis Case”). Mr. Gillis, the plaintiff in the Gillis Case, is the trustee of the Bruce and Marilyn Gillis 1987 Trust. Mr. Gillis is alleging that Client breached certain registration rights obligations pursuant to an equity investment made at or around November 2010. The Company reached settlement in the Gillis Case for $200,000, and this matter has received final court approval.

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

BAKKEN RESOURCES, INC.

Date: January 13, 2017

/s/ Dan Anderson
Dan Anderson
CFO
(Principal financial and accounting officer)