Form 10-Q
period 2015-06-30
BAKKEN RESOURCES INC
filed 2017-01-13
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-50344

BAKKEN RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	26-2973652
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

825 Great Northern Boulevard, Expedition Block, Suite 304, Helena, MT 59601
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
Yes [   ]     No [X]

The number of shares of issuer’s outstanding common stock as of June 30, 2015 was 56,735,350.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended June 30, 2015 is being filed concurrently with the quarterly reports on Forms 10-Q for the quarters ended March 31 and September 31, 2015. The Company previously filed on October 3, 2016 its annual report for the 2015 fiscal year to which these quarterly reports belong, which ended December 31, 2015. This quarterly report and those filed concurrently should be read in conjunction with our 2015 annual report on Form 10-K.

Because the Company is concurrently filing all three quarterly reports for fiscal year 2015, each such quarterly report contains an identical exhibit list, which is current as of the date of filing the Company's annual report on Form 10-K for the period ending December 31, 2015 rather than the reporting period for each such report.

BAKKEN RESOURCES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	30-Jun-15	31-Dec-14
ASSETS
CURRENT ASSETS
Cash	$6,014,652	$6,334,092
Restricted cash	-	595,000
Accounts receivable - trade	783,380	681,158
Related party receivable	25,350	138,846
Prepaids	115,315	39,593
Other receivables	198,576	255,671
Total current assets	7,137,273	8,044,360

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
of $30,410 and $22,376	5,408	8,475
UNPROVED MINERAL RIGHTS AND LEASES	725,750	300,750
Total Assets	$7,868,431	$8,353,585
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$134,810
Accrued liabilities	174,594	165,108
Income tax payable	950,098	944,374
Total Current Liabilities	1,124,692	1,244,292
Total Liabilities	1,124,692	1,244,292

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000
shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000
shares authorized, 56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital	3,510,760	3,510,760
Retained earnings	3,176,244	3,541,798
Total Stockholders' Equity	6,743,739	7,109,293
Total Liabilities and Stockholders' Equity	$7,868,431	$8,353,585

See accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES	$235,202	$423,113	$457,827	$760,365

OPERATING (INCOME) EXPENSE
Depreciation and depletion	1,498	2,033	3,068	18,540
Payroll	84,487	80,074	168,341	165,341
Professional fees	493,277	425,636	704,697	929,674
Lawsuit settlement expense	-	662,485	-	662,485
Gain on sale of proved mineral rights	-	-	-	(7,172,151)
General and administrative expenses	31,309	19,146	58,545	48,347
Total Operating Expenses (Income)	610,571	1,189,374	934,651	(5,347,764)

INCOME (LOSS) FROM OPERATIONS	(375,369)	(766,261)	(476,824)	6,108,129
OTHER INCOME (EXPENSES):
Interest income	1,725	510	2,378	930
Gain/loss on sale of minerals	-	(23,831)	-	-
Total other income (expenses)	1,725	(23,321)	2,378	930
Net income (loss) before income taxes	(373,644)	(789,582)	(474,446)	6,109,059
Income tax benefit (provision)	86,051	-	108,895	(2,444,442)
NET INCOME (LOSS)	$(287,593)	$(789,582)	$(365,551)	$3,664,617
NET INCOME (LOSS) PER COMMON SHARE
– BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$0.06
Weighted average common shares outstanding:
– basic	56,735,350	56,735,350	56,735,350	56,735,350
– diluted	56,735,350	56,735,350	56,735,350	56,902,016

See accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)
	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(365,551)	$3,664,617
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion expense	3,068	18,540
Options expense	-	14,463
Gain on sale of proved mineral rights	-	(7,172,151)
Change in operating assets and liabilities:
Deferred tax liability	-	2,100,000
Accounts receivable - trade	(102,222)	1,223,619
Related party receivable	113,497	-
Other receivables	57,095	-
Prepaids	(75,722)	(11,413)
Accounts payable	(134,810)	(42,437)
Royalty payable to related party	-	(418,913)
Accrued liabilities	9,487	200,353
Income tax payable	5,718	(66,170)
NET CASH USED IN OPERATING ACTIVITIES	(489,440)	(489,492)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash provided by sale of proved mineral rights	(425,000)	7,847,417
Cash from restricted cash asset	595,000	-
Cash paid for acquisition of property and equipment	-	(1,238)
NET CASH PROVIDED BY INVESTING ACTIVITIES	170,000	7,846,179

NET CHANGE IN CASH	(319,440)	7,356,687
Cash at beginning of period	6,334,092	1,523,601
Cash at end of period	$6,014,652	$8,880,288

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

During the three months ended June 30, 2015, the Company recognized no impairment of its oil and gas properties.

NOTE 2 – RELATED PARTY TRANSACTIONS

Related Party Receivable

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy LLC., which is owned by a former officer of the Company, a five percent (5%) overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing (2020). As of June 30, 2015 and December 31, 2014, the royalty receivable was $25,350 and $138,846, respectively.

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

The mineral rights sale reduces current year and future revenue from the North Dakota mineral asset. It also impacts comparable financial statements since one-third of the Company’s mineral rights are no longer producing revenue, thus making historical comparisons difficult. It does, however, create considerable cash reserves may be used to secure additional mineral rights to generate future revenue.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2015, aggregate options expense of $0 has been recognized related to common stock options granted during 2012. As of June 30, 2015, all options granted have been fully expensed and all warrants issued have expired.

NOTE 5 – INCOME TAXES

During the three months ended June 30, 2015, the aggregate income tax benefit totaled $86,051. For the six months ended June 30, 2015, the total tax benefit is $108,895.

During the three months ending June 30, 2015, the Company made income tax payments totaling $0 in addition to income tax withholding on royalty payments totaling $19,514. The current income tax payable as of June 30, 2015 was $950,098.

NOTE 6 – SUBSEQUENT EVENTS

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

Litigation

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s CEO, Val Holms. The Complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. After various court proceedings, the Washington Court of Appeals affirmed a trial court’s ruling against the plaintiff and reversed the trial court’s ruling against certain of the defendants. The Company believes the possibility of any future economic damages to BRI to be unlikely. When the Company filed the appeal with the Washington Court of appeals, the Company was required to post a bond of $462,485. This amount is identified on the income statement as lawsuit settlement expense. Upon the successful appeal, the bond will be returned to the Company.

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

Overview

Bakken Resources, Inc. (the “Company”, “BRI”, “we”, “us”, or “our”) is an independent energy company focused on holding non-working interests in oil and natural gas properties throughout North America. Bakken’s primary focus since inception has been the Williston Basin in western North Dakota. The Company owns mineral rights to approximately 7,200 gross acres and 1,600 net mineral acres of land located about 8 miles southeast of Williston, North Dakota. The Company’s assets consist generally of net mineral acres spanning from the sub-surface to the base of the so-called “rock unit” in an area commonly referred to as the Bakken formation.

A non-working interest simply means that the Company doesn’t bear either the risk or the financial burden attributable to exploration and production of oil and natural gas wells. The Company simply invests in successful wells or projects that have demonstrated a high degree of success. The Company partners with strong operators to explore and develop oil and natural gas from company leases.

During the second quarter of 2015, the Company received royalty and overriding royalty payments on seventy-five (75) producing oil wells seventy-two (72) of which also produce natural gas. This production and proved reserves are as follows:

	Producing	Average	Proved	Percent	Q2 of 2015
	Wells	Daily	Reserves	Proved	Average
		Production		Developed	Price
Oil	75	11,158 Bbls	51,616,122 Bbls	28%	44.48
Natural Gas	72	10,686 MCF	78,670,481 MCF	22%	3.32
Bbls = Barrels   MCF = thousand cubic feet

The leases comprising the Company’s mineral rights average 17%. When the mineral rights were transferred from Holms Energy LLC., Holms Energy LLC. retained a 5% overriding royalty. Therefore, these mineral rights currently bear to us an average 12% royalty (17% less 5%) from the oil and gas produced on such lands until November 2020. At that time the 5% overriding royalty currently held by Holms Energy, LLC, a related private Nevada company (“Holms Energy”) will revert back to the Company. The Company’s average net royalty interest is further reduced by the approved North Dakota Industrial Commission (“NDIC”) well spacing units attributable to each of the sixteen spacing units. The net average royalty percentage through the second quarter was .8%.

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

When a horizontal well is drilled in the area where the subject property is located, it is typically drilled down about 10,800 vertical feet and then a down-hole directional drilling tool is utilized to flatten the hole to 90 degrees and drill horizontally down to the oil and gas producing formation. Horizontal directional drilling provides more contact area to the oil bearing formation than a typical vertical well. This method of drilling together with fracking is referred to as an enhanced oil recovery method, and is the primary source of recovery from the Bakken Formation. The Company also has interests in certain wells not drilled into the Bakken Formation.

Well activity information for wells in which the Company has mineral interest is compiled in a table which is available on the Company web site at http://www.bakkenresourcesinc.com/well-activity.

The information provided in the website table is categorized by well name, the operator, field and pool, the NDIC identifying number, and the well status and location description. Well status is defined by several categories: Producing; Confidential; Drilling; and Permitted Location to Drill. The table is updated as new information becomes available on the NDIC website at https://www.dmr.nd.gov/oilgas/. Included in the table are NDIC file numbers which can be used to search for information for each well listed on the BRI webpage. Individuals may subscribe to the NDIC website following the prompts on the homepage. A premium service subscription is also available for a fee.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and June 30, 2014

Key Trends. The first half of 2015 witnessed several trends that are driving net income:

●

Oil and Natural Gas Prices: Oil and natural gas unit prices have declined sharply since hitting highs in June. Currently, these unit prices are 54% lower than their 2014 peak. While we believe prices will increase, it may be a couple of years before they return to levels greater than $70 per barrel.

●

Oil and Natural Gas Production Levels: Although unit prices are down, production is at record highs. The higher production is attributed to the substantial increase in producing wells since 2014. However, a slowdown in the number of new producing wells was seen in the second quarter 2015. The higher production is not sufficient to offset the impact of lower prices, and operating revenue is down substantially from 2014.

●

Net Royalty Interest: The new producing wells have boosted production and revenue, but have driven net royalty percentage down by more than 16% (.9659% versus .8032%). The lower net royalty percentage when coupled with lower gross revenue affects the bottom line.

●	Legal and Investigation Related Costs: Operating expenses have increased due to high legal fees attributed to ongoing litigation and the ongoing internal investigation.

Collectively, these trends have created an operating loss for the first six months of 2015.

Unit prices are expected to increase over the next two years, thus driving revenue upward. Legal fees are also expected to decrease significantly as the remaining lawsuits are resolved and the investigation costs end.

Revenue. We generated net revenue (gross revenue less production taxes and deductions) for the three months ended June 30, 2015 totaling $235,202 compared to revenue of $423,113 for the three months June 30, 2014. The decrease relative to 2014 reflects the sale of the Greenfield assets (33% of total mineral acres), declining oil and natural gas unit prices (fifty-four percent 54%), and lower net royalty interest. Although unit prices are down relative to the second quarter 2014, production is up substantially from 2014. For the six months ending June 30, 2015, oil production totaled two million (2,000,000) barrels versus one million four hundred thousand barrels (1,400,000) during the first six months of 2014. This represents a forty-six percent increase (46%). Natural gas topped one million nine hundred thousand (1,900,000) MCF for the six months ended June 30, 2015 versus one million four hundred thousand (1,400,000) MCF in 2014, or a thirty-seven percent (37%) increase.

While lower unit prices and higher production affected revenue, the Company’s net royalty interest also declined in the six months ended June 30, 2015. The Company’s net royalty interest is affected by the acreage attributed to each spacing unit as well as the producing formation. The increase in the number of wells producing from the Three Forks formation producing wells decreases our net royalty interest since the Company only accrues a two (2) percentage point retained royalty on these wells. Similarly, as the Company’s well portfolio grows in areas where our acreage is lower, our average net royalty interest declines. During the first half of 2015 we our average net royalty interest was .80% versus 1.12% in the first half of 2014.

Throughout 2014, the Company saw many new wells begin producing and this trend continued into 2015. The producing well count at June 30, 2015, seventy-four (74), increased by twenty-four (24) wells compared to June 30, 2014. The Company currently has seventy-four (74) producing wells, seven (7) wells in confidential status, and twenty-nine (29) wells being drilled.

Revenue is driven by product unit prices and volume. Although the Company sold 33% of its mineral rights in 2014 and production unit prices have declined more than fifty four percent (54%) since 2014 highs, new well production is partially offsetting lower prices. As unit prices rebound, new production continue to drive revenue and profitability. The State of North Dakota establishes spacing rules that dictate how many wells can be drilled and operated over a defined area (acres). Based on current spacing units, the Company has current well capacity totaling one hundred ninety wells (190). Therefore, the Company has capacity for an additional eighty (80) wells. These potential additional wells offer little risk since they will be drilled into known reserves where existing wells are already producing successfully. Therefore, current year and future revenue will likely continue to increase without a significant increase in operating expenses.

Typically, royalty checks from oil well operators can be delivered anytime between sixty (60) to one hundred and fifty (150) days following the month of initial production. Following oil well production, the operator will usually seek a division order title opinion from an attorney which would describe the ownership of the production. Following issuance of this opinion, the operator generally issues division orders which sets forth payments to the royalty holders. North Dakota law requires payment of eighteen (18%) annual interest if royalty payments are not made within one hundred and fifty (150) days after oil or gas produced by the well is marketed. For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org. To date, the Company has not received any payments of interest for royalty payments that have not been made within 150 days of oil or gas production.

Operating Expenses. Operating expenses fell sharply, $889,736, or forty nine percent (49%)for the six months ended June 30, 2015 compared to June 30, 2014, driven by substantially lower legal and professional fees ($704,697 versus $929,674). Several contracted positions have been consolidated into existing staff. Legal costs are also decreasing as a result of Director and Officers insurance reimbursement for costs relating to the derivative lawsuit, and as the number of outstanding litigations has decreased. General and administrative expenses were $58,545 for the six months ended June 30, 2015 compared to $48,347 for the same period in 2014 reflecting higher insurance costs

Net loss for the second quarter 2015 totaled $287,593 versus $789,582 in the second quarter 2014. Lower revenue driven by lower unit prices could not be offset by lower operating costs.

Our material financial obligations include our salaries paid to our three current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of June 30, 2015, the Company had cash of $6,014,652 compared to $6,334,092 as of December 31, 2014. As of June 30, 2015, the Company has expended $725,750 to acquire the Big Willow lease.

Operating costs consist mainly of salaries, office rent and professional fees and is consistent with general operating cash used in prior quarters. Net cash provided (used) in operations for the period ended June 30, 2015 was $489,440 compared to $489,492 during the six months ended June 30, 2014. The increase reflects higher professional fees attributable to the number of lawsuits in which the Company is currently involved and the internal investigation costs. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity from royalty revenues related to sale of oil reserves of existing properties. No assurances, however, can be given that such royalties will continue to be received. As of June 30, 2015, the royalty revenues received have been sufficient to provide liquidity during the previous twelve months. If the Company does not generate sufficient revenues it will continue to finance operations through equity or debt financings.

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

Our management, with the participation of our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of June 30, 2015 because certain elements of an effective control environment were not present as of June 30, 2015, including the financial reporting processes and procedures, and internal control procedures by our board of directors.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of June 30, 2015. Following the resignation of our prior Chief Financial Officer, our new Chief Financial Officer has reviewed prior financial statements and has implemented new and expanded internal control policies and procedures relating to our internal controls and procedures in order to help address existing material weaknesses.

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

The Company retained a forensic accounting firm to review prior year’s financial statements. The Company anticipates that the forensic accounting firm will complete its review by year end.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

Collectively, the Findings contained the following determinations by the Washington court: (a) Plaintiff Roil Energy's cause of action against defendant Toll Reserve Consortium, Inc. for breach of contract was dismissed; (b) Plaintiff Allan Holms' causes of action against Val and Mari Holms, Holms Energy, LLC, and Bakken Resources, Inc. for constructive trust and unjust enrichment was dismissed; (c) Plaintiff Allan Holms' causes of action against defendants Val and Mari Holms, Holms Energy, LLC, and Bakken Resources for breach of contract and breach of covenant of good faith and fair dealing were dismissed; (d) Plaintiffs' causes of action for declaratory judgment declaring that neither Holms Energy, LLC nor Bakken Resources, Inc. are bona-fide purchasers for value of the mineral interests in question were rejected ; (e) Plaintiffs' action for declaratory action declaring that defendant Toll Reserve Consortium, Inc. executed and delivered to Plaintiff Roil Energy, LLC for valuable consideration a deed for the mineral interest in question were rejected; (f) Plaintiff Roil Energy, LLC was awarded judgment in the amount of $0 against Defendants Val and Mari Holms, Holms Energy, LLC, and Bakken Resources, Inc., for fraud, breach of fiduciary duties, and civil conspiracy to commit such torts against Roil Energy; (g) Plaintiff Allan Holms was awarded judgment in the amount of $0 against Defendants Val and Mari Holms, Holms Energy, LLC, and Bakken Resources, Inc. for fraud, breach of fiduciary duties, oppression of minority interest and civil conspiracy to commit such torts; (h) Plaintiffs were granted declaratory judgment declaring that the attempted dissolution of Roil Energy, LLC by Val Holms and Jay Edington was unlawful under Nevada law and an integral part of the conspiracy to defraud Roil Energy, LLC, and (i) Plaintiff Allan Holms was granted declaratory relief and judgment declaring that Allan Holms has proven his claims of fraud, breach of fiduciary duty, oppression of minority interest, and civil conspiracy, and that Roil Energy, LLC has proven its claims of fraud, breach of fiduciary duties and civil conspiracy, thus rendering its derivative action successful, in part.

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

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and TJ Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols and Wesley Paul, Case No. CV14 00544, filed in the Second Judicial District Court of the State of Nevada for Washoe County. Mssrs. Graiwer and Jesky, the plaintiffs in this matter (the “Graiwer Case”), bring action on behalf of the Company derivatively, and the Company is also named as a nominal defendant. Mssrs. Graiwer and Jesky are shareholders of the Company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment and civil conspiracy against one or more of the named defendants. The Company and is also informed that each of the other named defendants denies the validity of the claims made in the Graiwer Case and each intends to vigorously defend against such claims, as applicable. Trial in the Graiwer Case is currently scheduled to take place in October 2017.

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

17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BAKKEN RESOURCES, INC.

Date: January 13, 2017

/s/ Dan Anderson
Dan Anderson
CFO
(Principal financial and accounting officer)