Form 10-Q
period 2015-09-30
BAKKEN RESOURCES INC
filed 2017-01-13
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Yes [   ]     No [X]

The number of shares of issuer’s outstanding common stock as of September 30, 2015 was 56,735,350.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarter ended September 31, 2015 is being filed concurrently with the quarterly reports on Forms 10-Q for the quarters ended March 31 and June 30, 2015. The Company previously filed on October 3, 2016 its annual report for the 2015 fiscal year to which these quarterly reports belong, which ended December 31, 2015. This quarterly report and those filed concurrently should be read in conjunction with our 2015 annual report on Form 10-K.

Because the Company is concurrently filing all three quarterly reports for fiscal year 2015, each such quarterly report contains an identical exhibit list, which is current as of the date of filing the Company’s annual report on Form 10-K for the period ending December 31, 2015 rather than the reporting period for each such report.

BAKKEN RESOURCES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC
CONSOLIDATED BALANCE SHEETS

	(unaudited)	audited
	30-Sep-15	31-Dec-14
ASSETS
CURRENT ASSETS
Cash	$4,912,082	$6,334,092
Restricted cash	-	595,000
Accounts receivable - trade	636,728	681,158
Related party receivable	67,205	138,846
Prepaids	106,782	39,593
Other receivables	459,742	255,671
Total current assets	6,182,539	8,044,360

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
of $30,410 and $22,376	4,512	8,475
UNPROVED MINERAL RIGHTS AND LEASES	772,772	300,750
Total Assets	$6,959,823	$8,353,585
LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,308	$134,810
Accrued liabilities	159,725	165,108
Royalty payable to related party	94,587	-
Income tax payable	-	944,374
Total Current Liabilities	-	1,244,292
Total Liabilities	298,620	1,244,292

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000
shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000
shares authorized, 56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital	3,510,760	3,510,760
Retained earnings	3,093,708	3,541,798
Total Stockholders' Equity	6,661,203	7,109,293
Total Liabilities and Stockholders' Equity	$6,959,823	$8,353,585

See accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES	$247,619	$700,957	$705,446	$1,461,322

OPERATING (INCOME) EXPENSE
Depreciation and depletion	896	2,033	3,963	20,574
Payroll	72,179	82,851	240,521	248,192
Professional fees	247,922	304,672	952,620	1,234,345
Lawsuit settlement expense	-	-	-	662,485
Gain on sale of proved mineral rights	-	-	-	(7,172,151)
General and administrative expenses	56,158	25,110	114,704	73,457
Total Operating Expenses (Income)	377,155	414,666	1,311,808	(4,933,098)
INCOME (LOSS) FROM OPERATIONS	(129,536)	286,291	(606,362)	6,394,420
OTHER INCOME (EXPENSES):
Interest income	894	2,739	3,272	3,669
Other income	-	5,000	-	5,000
Total other income (expenses)	894	7,739	3,272	8,669

NET INCOME (LOSS) BEFORE INCOME TAXES	(128,642)	294,030	(603,090)	6,403,089
Income tax expense benefit (provision)	46,103	85,360	154,998	(2,359,082)
NET INCOME (LOSS)	$(82,539)	$379,390	$(448,092)	$4,044,007
NET INCOME (LOSS) PER COMMON SHARE
–BASIC AND DILUTED	$(0.00)	$0.01	$(0.01)	$0.07
Weighted average common shares outstanding:
–basic	56,735,350	56,735,350	56,735,350	56,735,350
–diluted	56,735,350	56,808,229	56,735,350	56,817,563

See accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)
	Nine Months Ending
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(448,092)	$4,044,007
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and depletion expense	3,963	20,574
Options expense	-	14,463
Gain on sale of proved mineral rights	-	(7,172,151)
Deferred tax liability	-	296,013
Change in operating assets and liabilities:
Restricted cash asset	595,000	-
Accounts receivable - trade	44,430	901,272
Other receivables	(79,080)	(198,509)
Prepaids	(67,190)	(16,927)
Accounts payable	(90,502)	(40,264)
Royalty payable to related party	71,642	(282,814)
Accrued liabilities	(5,383)	198,512
Income tax payable	(974,776)	683,768
NET CASH USED BY OPERATING ACTIVITIES	(949,988)	(1,552,056)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash provided by sale of proved mineral rights	(472,022)	7,847,417
Cash paid for acquisition of unproven oil and gas properties	-	(421,988)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(472,022)	7,425,429

NET CHANGE IN CASH	(1,422,010)	5,873,373
Cash at beginning of period	6,334,092	1,523,601
Cash at end of period	$4,912,082	$7,396,974

See accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to Form 10-Q including Article 8 of Regulation S-X. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on September 1, 2016. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015, as reported on the Form 10-K filed with the SEC on October 3, 2016, have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

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

During the three months ended September 30, 2015, the Company recognized no impairment of its oil and gas properties.

NOTE 2 – RELATED PARTY TRANSACTIONS

Related Party Receivable

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy LLC., which is owned by a former officer of the Company, a five percent (5%) overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing (2020). As of September 30, 2015 and December 31, 2014, the royalty receivable was $67,205 and $138,846, respectively.

Related Party Payable

Through December 31, 2014, the Company collected royalty payments for certain wells on behalf of Holms Energy Development Corporation, which is controlled by the Company’s former Chief Executive Officer (“CEO”). This occurred because one of the Company’s operators, Oasis Petroleum, did not recognize Holms Energy Development Corporation’s ownership of minerals below the Bakken formation. This situation was corrected beginning January 1, 2015. Therefore, the Company will no longer serve as a payment conduit for Holms Energy Development Corporation. The Company did not generate any revenue associated with these royalty payments and the cash payments were remitted directly to Holms Energy Development Corporation by the Company.

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

The mineral rights sale reduces current year and future revenue from the North Dakota mineral asset. It also impacts comparable financial statements since one-third of the Company’s mineral rights are no longer producing revenue, thus making historical comparisons difficult. It does, however, create considerable cash reserves that may be used to secure additional mineral rights to generate future revenue.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2015, aggregate options expense of $0 has been recognized related to common stock options granted during 2012. As of September 30, 2015, all options granted have been fully expensed and all warrants issued have expired.

NOTE 5 – INCOME TAXES

During the three months ended September 30, 2015, aggregate income tax benefit totaled $46,103. For the nine months ended September 30, 2015, total tax benefit is $154,998, which results from adjusting income tax payable estimated for 2014 to the actual 2014 liability. The net operating loss that accrued during the three months ended September 30, 2015 creates no income tax liability.

During the three months ended September 30, 2015, the Company made income tax payments totaling $0 in addition to income tax withholding on royalty payments totaling $32,915.

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

During the third quarter of 2015, the Company received royalty and overriding royalty payments on seventy-five (75) producing oil wells seventy-two (72) of which also produce natural gas. This production and proved reserves are as follows:

	Producing	Average	Proved	Percent	Q3 of 2015
	Wells	Daily	Reserves	Proved	Average
		Production		Developed	Price
Crude Oil	75	10,450 Bbls	48,794,378 Bbls	28%	42.53
Natural Gas	72	10,300 MCF	75,889,541 MCF	22%	3.14
Bbls = Barrels MCF = thousand cubic feet

The leases comprising the Company’s mineral rights average 17%. When the mineral rights were transferred from Holms Energy LLC., Holms Energy LLC. retained a 5% overriding royalty. Therefore, these mineral rights currently bear to us an average 12% royalty (17% less 5%) from the oil and gas produced on such lands until November 2020. At that time the 5% overriding royalty currently held by Holms Energy, LLC, a related private Nevada company (“Holms Energy”) will revert back to the Company. The Company’s average net royalty interest is further reduced by the approved North Dakota Industrial Commission (“NDIC”) well spacing units attributable to each of the sixteen spacing units. The net average royalty percentage through the second quarter was .78%.

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

When a horizontal well is drilled in the area where the subject property is located, it is typically drilled down about 10,800 vertical feet and then a down-hole directional drilling tool is used to flatten the hole to 90 degrees and drill horizontally down to the oil and gas producing formation. Horizontal directional drilling provides more contact area to the oil bearing formation than a typical vertical well. This method of drilling together with fracking is referred to as an enhanced oil recovery method, and is the primary source of recovery from the Bakken Formation. The Company also has interests in certain wells not drilled into the Bakken Formation.

Well activity information for wells in which the Company has mineral interest is compiled in a table which is available on the Company web site at http://www.bakkenresourcesinc.com/well-activity.php.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and September 30, 2014

Key Trends. The first half of 2015 witnessed several trends that are driving net income:

●	Oil and Natural Gas Prices: Oil and natural gas unit prices have declined sharply since hitting highs in June. Currently, these unit prices are 56% lower than their 2014 peak. While we believe prices will increase, it may be a couple of years before they return to levels greater than $70 per barrel.

●	Oil and Natural Gas Production Levels: Although unit prices are down, we production levels are at a record high. The higher production is attributed to the substantial increase in producing wells since 2014. However, a slowdown in the number of new producing wells was seen in the second quarter 2015. The higher production is not sufficient to offset the impact of lower prices. Therefore, operating revenue is down substantially from 2014.

●	Net Royalty Interest: The new producing wells have boosted production and revenue, but have driven net royalty percentage down by more than 16% (.9659% versus .78%). The lower net royalty percentage when coupled with lower gross revenue affects the bottom line.

●	Legal and Investigation Related Costs: Operating expenses have increased due to high legal fees which are attributed to ongoing litigation and the ongoing internal investigation.

Collectively, these trends have created an operating loss for the first nine months of 2015.

Unit prices are expected to increase over the next two years, thus driving revenue upward. Legal fees are expected to decrease significantly as the final remaining lawsuits are resolved and the investigation costs end.

Revenue. We generated net revenue (gross revenue less production taxes and deductions) for the three months ended September 30, 2015 totaling $247,919 compared to revenue of $700,957 for the three months ended September 30, 2014. The decrease relative to 2014 reflects the sale of the Greenfield assets (33% of total mineral acres), declining oil and natural gas unit prices (fifty four percent, 54%), and lower net royalty interest. Although unit prices are down relative to the third quarter 2014, production is up substantially from 2014. For the nine months ended September 30, 2015, oil production totaled 2.8 million barrels versus 2.3 million barrels during the first nine months of 2014. This represents a twenty-one percent increase (21%). Natural gas topped 2.7 million MCF for the nine months ended September 30, 2015 versus 2.4 million MCF in 2014, or an eighteen percent (18%) increase.

While lower unit prices and higher production affected revenue, the Company’s net royalty interest also declined in the nine months ended September 30, 2015. The Company’s net royalty interest is affected by the acreage attributed to each spacing unit as well as the producing formation. The increase in the number of wells producing form the Three Forks Formation producing wells decreases our net royalty interest because the Company only accrues a two (2) percentage point retained royalty on these wells. Similarly, as the Company’s well portfolio grows in areas where our acreage is lower, the average net royalty interest declines. Throughout 2015 our average net royalty interest was .78% versus 1.12% in 2014.

Throughout 2014, the Company saw many new wells initiate production. This trend continued into 2015. The producing well count at September 30, 2015, seventy-four (74), increased by twenty-four (24) wells compared to September 30, 2014. The Company currently has seventy-four (74) producing wells, seven (7) wells in confidential status, and twenty-nine (29) wells being drilled.

Revenue is driven by product unit prices and volume. Although the Company sold 33% of its mineral rights in 2014 and production unit prices have declined more than fifty six percent (56%) since 2014 highs, new well production is partially offsetting lower prices. As unit prices rebound, new production will continue to drive revenue and profitability. The State of North Dakota establishes spacing rules that dictate how many wells can be drilled and operated over a defined area (acres). Based on current spacing units, the Company has current well capacity totaling one hundred ninety wells (190). Therefore, the Company has potential capacity for an additional eighty (80) wells. These potential additional wells offer little risk since they will be drilled into known reserves where existing wells are already producing successfully. Therefore, current year and future revenue will likely continue to increase without a significant increase in operating expenses.

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

Operating Expenses. Operating expenses fell sharply, $927,245, or forty one (41%) for the nine months ended September 30, 2015 compared to September 30, 2014, driven by substantially lower legal and professional fees ($952,620 versus $1,234,345). Several contracted positions have been consolidated into existing staff. Legal costs are also decreasing as a result of Director and Officers insurance reimbursement for costs relating to the derivative lawsuit, and as the number of outstanding lawsuits has decreased. General and administrative expenses were $114,704 for the nine months ended September 30, 2015 compared to $73,457 for the same period in 2014 reflecting higher insurance costs.

The net loss before income taxes for the third quarter 2015 totaled, $128,642 versus net income before income taxes of $294,030 in the third quarter 2014. Lower revenue driven by lower unit prices could not be offset by lower operating costs.

Our material financial obligations include salaries paid to our two current employees, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash of $4,912,082 compared to $6,334,092 as of December 31, 2014. As of September 30, 2015, the Company has expended $772,772 to acquire the Big Willow lease.

Operating costs consist mainly of salaries, office rent and professional fees and is consistent with general operating cash used in prior quarters. Net cash provided (used) by operations for the nine months ended September 30, 2015 was $949,987 compared to $1,552,056 for the nine months ended September 30, 2014. The increase reflects higher professional fees attributable to the number of lawsuits in which the Company is currently involved and the internal investigation costs. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity from royalty revenues related to sale of oil reserves of existing properties. No assurances, however, can be given that such royalties will continue to be received. As of September 30, 2015, the royalty revenues received have been sufficient to provide liquidity during the previous twelve months. If the Company does not generate sufficient revenues it will continue to finance operations through equity or debt financings.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of September 30, 2015 because certain elements of an effective control environment were not present as of September 30, 2015, including the financial reporting processes and procedures, and internal control procedures by our board of directors.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of September 30, 2015. Following the resignation of our prior Chief Financial Officer, our new Chief Financial Officer has reviewed prior financial statements and has implemented new and expanded internal control policies and procedures relating to our internal controls and procedures in order to help address existing material weaknesses.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC (the “Allan Holms Case”). Allan Holms is the half-brother of BRI’s former CEO, Val Holms. The complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC, and BRI as defendants. The Complaint primarily alleged breach of contract, tortious interference with prospective business opportunity, and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to forty (40%) of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. Defendant Jay Edington settled with the Plaintiffs prior to going to trial. The Allan Holms Case was heard in trial in November 2013.

Following trial, the Court issued conclusions that the evidence presented in this case did not support Allan Holms’ claims that an oral agreement existed. Post-trial motions are currently being heard in this case and find judgment is expected to be issued following the conclusion of such post-trial motions.

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

Collectively, the Findings contained the following determinations by the Washington court: (a) Plaintiff Roil Energy’s cause of action against defendant Toll Reserve Consortium, Inc. for breach of contract was dismissed; (b) Plaintiff Allan Holms’ causes of action against Val and Mari Holms, Holms Energy, LLC, and Bakken Resources, Inc. for constructive trust and unjust enrichment was dismissed; (c) Plaintiff Allan Holms’ causes of action against defendants Val and Mari Holms, Holms Energy, LLC, and Bakken Resources for breach of contract and breach of covenant of good faith and fair dealing were dismissed; (d) Plaintiffs’ causes of action for declaratory judgment declaring that neither Holms Energy, LLC nor Bakken Resources, Inc. are bona-fide purchasers for value of the mineral interests in question were rejected ; (e) Plaintiffs’ action for declaratory action declaring that defendant Toll Reserve Consortium, Inc. executed and delivered to Plaintiff Roil Energy, LLC for valuable consideration a deed for the mineral interest in question were rejected; (f) Plaintiff Roil Energy, LLC was awarded judgment in the amount of $0 against Defendants Val and Mari Holms, Holms Energy, LLC, and Bakken Resources, Inc., for fraud, breach of fiduciary duties, and civil conspiracy to commit such torts against Roil Energy; (g) Plaintiff Allan Holms was awarded judgment in the amount of $0 against Defendants Val and Mari Holms, Holms Energy, LLC, and Bakken Resources, Inc. for fraud, breach of fiduciary duties, oppression of minority interest and civil conspiracy to commit such torts; (h) Plaintiffs were granted declaratory judgment declaring that the attempted dissolution of Roil Energy, LLC by Val Holms and Jay Edington was unlawful under Nevada law and an integral part of the conspiracy to defraud Roil Energy, LLC, and (i) Plaintiff Allan Holms was granted declaratory relief and judgment declaring that Allan Holms has proven his claims of fraud, breach of fiduciary duty, oppression of minority interest, and civil conspiracy, and that Roil Energy, LLC has proven its claims of fraud, breach of fiduciary duties and civil conspiracy, thus rendering its derivative action successful, in part.

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