Form 10-K
period 2016-12-31
BAKKEN RESOURCES INC
filed 2017-06-21
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to_____.

Commission File Number:000-53632

BAKKEN RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-2973652
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

825 Great Northern Boulevard, Expedition Block, Suite 304 Helena, MT 59601
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2016 was $10,775,716 based on the average closing price of the Registrant’s common stock on the OTC Bulletin Board exchange. Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for any other purpose. The shares of our company are currently listed on the OTC Bulletin Board exchange, symbol “BKKN.”

The number of shares outstanding of the issuer’s common stock as of June 20, 2017 is 56,735,350 shares. The issuer also has 600,000 shares of Series A Preferred Stock issued as of June 20, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Bakken Resources, Inc. (the “Company,” “BRI,” “we,” “us,” or “our”) includes the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may,” or other words or similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, trends, or operating results also constitute forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) could cause actual results to differ materially from those set forth in our forward-looking statements, including but not limited to the following: general economic or industry conditions, economic conditions nationally or in the communities in which our company conducts business, changes in the interest rate, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, as well as other economic, competitive, governmental, regulatory, or technical factors affecting our company's operations, products, services, or prices.

We base forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies, and uncertainties. Most of these things are difficult to predict and are beyond our control. Accordingly, results actually achieved may differ materially from expected results in forward-looking statements. Such statements speak only as of the date they are made. You should consider carefully the statements in “Item 1A. (Risk Factors)” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in our forward-looking statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements, other than required by law or applicable regulation.

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
FOR FISCAL YEAR ENDED DECEMBER 31, 2016
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

A non-working interest generally means that the Company does not bear either the risk or the financial burden attributable to exploration and production of oil and natural gas wells. The Company partners with strong operators to explore and develop oil and natural gas from company leases. The business model offers shareholders an opportunity to participate in the dynamic oil and natural gas industry without the high risk often present with exploration and production companies. The Company voluntarily provides the following table in order to provide an overview of third-party production in which the Company holds royalty interests, noting however, that such disclosures are not currently required for non-producing oil and gas companies such as BKKN.

During 2016, the Company received royalty and overriding royalty payments on ninety-nine (99) producing oil wells, ninety-five (95) of which also produce natural gas. Production and proved reserves are as follows:

	Producing Wells	Average Daily Production	Proved Reserves	Percent Proved Developed	2016 Average Price
Oil	99	14,526 Bbls	48,322,403 Bbls	28%	39.06
Natural Gas	95	19,796 MCF	73,377,156 MCF	22%	2.29
Bbls = Barrels       MCF = thousand cubic feet

Leases comprising the Company’s mineral rights provide an average 17% lease interest in production-based revenue before accounting for overriding royalties held by third parties. We acquired our mineral rights from a related Nevada company named Holms Energy LLC. (“Holms Energy”), which retained a 5% overriding royalty that will remain until November of 2020. Holms Energy’s overriding royalty is set to expire in November of 2020. Therefore, we expect to hold our current average 12% royalty (viz. 17% less 5%) from the oil and gas produced until November 2020. Upon expiration of Holms Energy’s overriding royalty, the 5% will revert back to the Company.

The Company’s effective net royalty interest is derived from three figures: (1) stated lease percentage, (2) net mineral acres, and (3) spacing unit. The lease rate multiplied by the net mineral acres, divided by the spacing unit, yields the net royalty interest for each well. The average effective net royalty interest in 2016 was 0.70%. For illustrative purposes, for every $100 in oil and gas production value, the Company receives $0.70 in net royalty revenue.

We currently have leases with four contracted oil drilling operators (collectively, the “Lessees”) on various parcels of land on which we have mineral rights royalty interests: (1) Oasis Petroleum, (2) Continental Resources, Inc., (3) Statoil ASA, and (4) Samson Oil and Gas. We have no rights to influence our Lessees’ activities, but if the Lessees do not accomplish the agreed upon drilling programs within the timeline, Lessees can lose their leases.

Background

The predecessor to our company was incorporated on June 6, 2008, under the laws of the State of Nevada, under the name Multisys Language Solutions, Inc. (“MLS”). Holms Energy contributed the primary assets that formed the basis of our current business operations. In connection with the closing of the transactions resulting in the contribution of the mineral rights held by Holms Energy in November 2010, Holms Energy received forty million (40,000,000) shares of common stock of the Company. Holms Energy retained a 5% overriding royalty until November 2020 on all gross revenue generated from the Company's gas and oil production royalty revenues. The mineral rights from Holms Energy transferred the Company only those rights from the surface to the base of the Bakken Formation.

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

Description of Oil Leases

BRI currently derives its primary source of revenue from royalties generated from leasing mineral acreage. BRI’s mineral acreage consists of approximately 1,600 net mineral acres located primarily in McKenzie County, North Dakota. Such 1,600 net mineral acres are currently spread across 18 spacing units. Operators covering BRI’s minerals have been approved for up to 15 wells per spacing unit (typically 1,280 acres per spacing unit), but generally petition for permits prior to the commencement of drilling in a particular spacing unit. If this holds for all spacing units under which BRI has mineral acres, BRI would have a royalty interest in up to 187 wells. Note, however, that the royalties due to BRI under any particular well vary based on the number of acres BRI has under any particular spacing unit with a producing well.

Description of Oil Production Relevant to the Company

With respect to drilling operations, pursuant to the North Dakota Oil and Gas Commission, long lateral deep horizontal multi-stage fracking wells in the Bakken Formation must be permitted in spacing unit of not less than 640 acres, up to 2,900 acres, with some exceptions. The spacing units have to be approved and permitted in advance of drilling by the North Dakota Oil and Gas Commission. The North Dakota Industrial Commission (“NDIC”) has approved multi-well permits for wells drilled in the Three Forks Formation along several of the defined “benches” typically associated with separate geologic benchmarks contained in the Three Forks Formation. Since approximately one-third of the Company’s current net mineral acres include acreage in the Three Forks Formation, any increase in the drilling operations on the Company’s net mineral acres which are permitted for “Three Forks wells” may result an increased number of total wells from which the Company may derive royalty income.

When operators drill a horizontal well in the area where the subject property is located, they typically drill down about 10,800 vertical feet and then utilize a down-hole directional drilling tool to flatten the hole to 90 degrees and drill horizontally to the oil and gas producing formation. Horizontal directional drilling provides more contact area to the oil bearing formation than a typical vertical well. This method of drilling together with fracking is referred to as an enhanced oil recovery method, and is the primary source of recovery from the Bakken.

The Company maintains a table on its website with information about wells in which it has mineral interests. That table is available at http://www.BakkenResourcesInc.com/Well-Activity/.

The information provided in our website’s table is categorized by well name, operator, field and pool, the NDIC identification number, and the well status and location description. Well status is defined by several categories, including: Producing, Confidential, Drilling, and Permitted Location to Drill. The table is updated as new information becomes available on the NDIC website at https://www.dmr.nd.gov/oilgas/. Included on the table are NDIC file numbers, which can be used when searching for information for each well listed on the BRI webpage. Individuals may subscribe to the NDIC website following the prompts on the homepage. A premium service subscription is also available for a fee.

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

2016 Highlights

●	The Company’s oil and natural gas production volumes increased 47% and 97% respectively in 2016.
●	After crude oil and natural gas prices decreased early in 2016 to roughly $21 per barrel and less than $2.00 per MBtu, respectively, both prices nearly doubled by year end. Even with these changes, however, neither crude oil nor natural gas exhibited drastic price volatility throughout 2016. See https://www.eia.gov/outlooks/steo/report/prices.cfm.

●	The significant decline in oil and natural gas prices has also driven down mineral asset prices. The Company has been engaged in substantial efforts to identify and secure long-term producing assets including securing external capital to fund acquisitions.

●	The Company had more than twenty new producing wells at year end.
●	In 2014, the Company began an investigation into certain activities of our then-CEO, Val M. Holms. The Company’s operating results continue to be undermined by the costs of the internal investigation and tangential litigation. The Company has filed a claim against the Val Holms estate to recoup these costs.

●	The Company continues to defend against various litigation and has made progress toward ultimate resolution of such litigation.
●	The Company has filed claims in 2016 seeking millions of dollars in damages from those who have caused the Company harm.

Our long-term plan is to grow the Company through mineral asset acquisition and build a diversified portfolio of royalty and overriding royalty mineral assets. Our asset base consists of shale based oil and natural gas wells. Shale based oil and natural gas wells realize sharp production declines after initial production. The average oil and natural gas well production typically declines by 85% during its first three years of production. Within the first five years, more than 90% of the well’s lifetime production will have occurred. As well production decreases so does Company revenue and cash flow. Therefore, the Company’s revenue and cash flow growth is heavily dependent on acquiring new well production from new assets or growth within existing assets. While we have existing capacity within our current Bakken assets, the Company is not sufficiently diversified to minimize risk. Our long-term goals are to expand revenue and cash flow while diversifying our portfolio of producing assets.

We focus on royalties and overriding royalties. These particular asset categories offer risk and return characteristics that are consistent with our initial disclosure to the shareholders and our skill set. We are actively seeking to build a portfolio of royalty and overriding royalty assets that offer differing production cycles, geographic dispersion, and drilling methods. In addition to the capital we have acquired through the sale of the Greenfield assets, the Company continues to seek additional external capital to support our asset acquisition initiative. In this regard, the Company announced the closing of a $1 million credit line in May 2016 with additional best efforts to secure $10 million in additional financing.

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

Regulation of Oil and Natural Gas Production.

We are not directly subject to various rules, regulations, and limitations impacting the oil and natural gas exploration and production industry as whole, however, operators who operate on our properties may be impacted by such rules and regulations. While this may provide the Company with some insulation from compliance costs applicable to our operator-Lessees, we may still be indirectly impacted by operator regulations because our revenue stream depends on operators.

Oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, and local authorities and agencies. For example, the state of North Dakota and Montana requires permits for exploration drilling, operation of commercial wells, submission of several reports concerning operations of wells and imposes other requirements relating to the production of oil and natural gas. Such states may also have statutes and regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging, and abandonment of such wells.

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

Environmental Matters

The following environmental discussion may be applicable directly to our operators; however, we could be indirectly impacted, since environmental laws and regulations could significantly impact production of the wells on our properties. Our operators and properties are impacted by extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation, and discharge of materials into the environment, and relating to safety and health, as such regulations relate to our operators. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

●	require a permit or other authorization before construction or drilling commences and for certain other activities;
●	limit or prohibit construction, drilling, or other activities on certain lands in the wilderness or other protected areas; or
●	impose substantial liabilities for pollution resulting from its operations.

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

Changes during 2016 in the federal administration may result in outcomes that decrease the Company’s direct or indirect compliance costs. Certain indications have signaled a possible shift toward less stringent oversight of activity that impacts us or our operators. Even if such shifts take place, however, we anticipate that our operations will remain subject to CERCLA and other federal environmental regulations.

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

Competition

The oil and natural gas industry is intensely competitive, and we compete with numerous other oil and gas exploration and production companies who may also be seeking oil well operators for leasehold interests. Many of these companies have substantially greater resources than we have. Not only do they explore for and produce oil and natural gas, but many also carry on midstream and refining operations and market petroleum and other products on a regional, national, or worldwide basis. The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties. They may also have more resources to define, evaluate, bid for, and purchase more properties and prospects than our financial or human resources permit.

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

Marketing and Customers

The market for oil and natural gas that we will produce depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial, and individual consumers.

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

Employees and Consultants

We currently have one full-time employee, Karen Midtlyng, Secretary and Director. Dan Anderson, Chief Financial Officer, is an independent contractor. Our appointed executives have entered into written employments agreements. As drilling production activities continue to increase by our Lessees, and if additional revenue from production royalties develops as anticipated and continues to increase, we may hire additional technical, operational, or administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Office Location

Our offices are located at 825 Great Northern Boulevard, Expedition Block, Suite 304, Helena, MT 59601.

Available Information—Reports to Security Holders

Our website address is www.BakkenResourcesInc.com. We make available free of charge reports to security holders on our website under “Company SEC Filings”. That section includes our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports for officers and directors, and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. These filings are also available to the public at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at www.SEC.gov/EDGAR/.

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

Our ability to obtain financing may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a significant demonstrated operating history, production royalty revenue from our mineral rights property, currently our only oil and natural gas property and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) or the loss of key management. Further, if oil or natural gas prices on the commodities markets decline, our revenues from the anticipated royalties will decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

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

We have limited previous operating history in the oil and gas industry, which may raise substantial doubt about our ability to successfully develop profitable business operations.

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

If we transition from a royalty-based company to an operating company unsuccessfully, we may not be able to resume operations as a royalty-based company given the risks and costs associated with transitioning to an operating company.

Many risks are associated with becoming an oil and gas operating company. Such a transition might involve a greater time and capital allocation than we are able to allocate. Even with sufficient up-front resources, however, there is no guarantee that such a transition would yield a financially sustainable business. Regulatory costs for operating companies are much greater than our current regulatory expenditure because operating companies are required to collect, maintain, and disclose materially greater and more complex information. Such reporting costs also entail other expenses not directly related to compliance. For instance, becoming an operating company would require us to hire employees or contract out various matters to specialized professionals.

There would also be risks in addition to business logistics and costs. Risks that we may face while drilling include, but are not limited to, landing our well bore in the desired drilling zone, running casing the entire length of the well bore and being able to run tools and other equipment consistently through the well bore. Risks that we may face while completing our wells include, but are not limited to, being able to run tools the entire length of the well bore during completion and being able to fracture the formation sufficiently to generate commercially viable oil or gas production.

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

Drilling locations may not yield oil or gas in commercially viable quantities.

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

Our business focus predominately is on the oil and gas industry on our oil and gas mineral rights property, located in McKenzie County, North Dakota. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify or expand our operations, our financial condition and results of operations could deteriorate. We have been solely dependent on the expertise of our Lessees as the operator of our property.

In addition, approximately 90% of our revenue comes from oil production royalties emanating from the Bakken area of North Dakota. The Company’s revenue stream is highly concentrated in oil production and more than 80% of our production comes from oil and natural gas wells operated by a single operator. This geographic, product, and operator concentration represents a substantial risk.

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

Net Royalty Interest Volatility

The Company’s cumulative net royalty interest is a result of (a) the product of net mineral acreage for each well and (b) the stated royalty percentage divided by (c) the spacing unit acreage declared by the State of North Dakota. The Company’s cumulative net royalty interest is subject to volatility for the following reasons:

(1) We hold a split mineral estate: When the minerals were transferred into the Company from Holms Energy, LLC, only the mineral rights from the surface to the base of the Bakken Formation were transferred. Therefore, the Company does not accrue royalty revenue from gross production from any formation below the Bakken Formation relating to the mineral rights that were purchased from Holms Energy, LLC.

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

(2) Varying Lease Royalty Percentages: The Company has sixteen different leases, each with stated royalty percentages that vary from 15% to 20%. Each lease can support many wells. Therefore, the Company’s cumulative net royalty interest is affected by the number of wells producing from each lease. If more wells are producing from leases with lower stated royalty percentages, this will reduce the Company’s net royalty interests and reduce revenue as well.

Risks Related to the Ownership of Bakken Resources, Inc. Common Stock

We have Preferred Stock currently issued that may result in a change of Board or Management at any time.

As a result of events occurring on or around July 20, 2016, one of the Company’s investors was issued 600,000 shares of Series A Preferred Stock (the “Eagle Preferred Shares”). We disclosed this in a Current Report on Form 8-K filed with the Commission on July 26, 2016. As a result of the issuance of the Eagle Preferred Shares, the Company’s Board and management may be changed at any time, with little or no notice, for so long as the Eagle Preferred Shares remain outstanding.

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

Our Articles of Incorporation includes provisions to eliminate, to the fullest extent permitted by Nevada General Corporation Law, the personal liability of directors and officers of BRI for monetary damages arising from a breach of their fiduciary duties as directors. The Articles of Incorporation also includes provisions to the effect that we shall, to the maximum extent permitted from time to time under the laws of the State of Nevada, indemnify any director or officer. In addition, our bylaws require us to indemnify, to the fullest extent permitted by law, any director, officer, employee or agent of BRI for acts which such person reasonably believes are not in violation of our corporate purposes as set forth in the Articles of Incorporation. If our indemnification obligations exceed our ability to pay, we may face legal liability if we are not able to obtain sufficient funding. This or similar outcomes have the potential to materially impair our results of operations, and such outcomes become more likely as more qualified directors and officers seek indemnification.

Potential future issuances of additional common or preferred stock would dilute our current stockholders.

We are authorized to issue up to 100,000,000 shares of common stock. To the extent of such authorization, the board of directors of BRI will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. We are also authorized to issue up to 10,000,000 shares of preferred stock, one million of which have been designated Series A Preferred Stock, the rights and preferences of which may be designated in series by the board of directors. The one million Eagle Preferred Shares were issued in connection with events disclosed in a Current Report on Form 8-K filed with the Commission on July 26, 2016. To the extent of such authorization, such designations may be made without stockholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which would have dividend and liquidation preferences over the currently outstanding common stock. In addition, the ability to issue any future class or series of preferred stock could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their common stock.

Our board of directors has plenary authority to amend our corporate bylaws.

Unlike many other corporations which generally permit a shareholder vote to override any board-initiated bylaw amendment, our board exercises exclusive dominion over amendments to our corporate bylaws. This is a result of being a Nevada corporation, which may reserve bylaw amendment powers exclusively to the board of directors to the extent shareholders have not explicitly reserved such powers. No such powers were reserved by our shareholders in our original bylaws, and as such, all such powers are reserved to the board. A result of this is that the board can alter or eliminate limitations on its power, which could impede a non-negotiated change in control or limit stockholders’ ability to obtain a premium for their stock. Because our corporate bylaw contain many provisions covering a broad range of corporate governance issues, the board’s exclusive province over the bylaws creates a point of uncertainty that is generally not present in corporations incorporated outside of Nevada. This could adversely impact the demand for or value of our securities.

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

Our operating results may fluctuate significantly, which can cause the price of our common stock to decline.

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

Oil and gas transportation costs in the Bakken region are high and may not decline as expected.

Several Bakken region pipelines and other infrastructure projects are in various stages of permitting or development that have potential to significantly decrease the cost of transporting oil and gas out of the Bakken region. Such costs are relatively high in the Bakken region due to a lack of infrastructure capable of efficiently and safely transporting oil and gas in a cost-effective manner. In the past few years, however, efforts to install pipelines have become controversial and have faced delays that may not subside. The Dakota Access Pipeline (“DAPL”) in particular seems as though it will, if completed, significantly reduce the cost of oil and gas transportation for the Bakken region. Once construction began, however, protests and legal challenges slowed progress until 2016, when the President of the United States ordered construction to stop. Then in 2017, a new President ordered construction to continue. Despite the new executive order, resistance continues, and it is not clear whether DAPL or other infrastructure will be successfully installed. If not, the Bakken region will continue to have lower profit margins compared to other oil fields in the United States, particularly in Texas, because of the high cost of oil and gas transportation in the Bakken region. Unless transportation costs come down, production in the Bakken region may slow or become unprofitable. Since all of our mineral interests are currently located in the Bakken region, our liquidity and results of operation would be materially harmed if operators cease or decrease operations under our leases.

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

The extent to which we collect royalties from our operators – currently our sole source of income – relies upon our Lessees’ ability to earn revenue from producing oil and gas on our land. That in turn depends on prevailing oil and gas prices, and oil and natural gas are commodities with a history of price volatility that will likely continue. Profitably exploring and producing oil and gas depends to a large extent on exploration and production costs. When oil prices are sufficiently low, we or our operators may obtain less in revenue than is spent on production, which could result in a loss if not offset by our derivative investment activity. Price fluctuations of oil and gas have resulted from a wide variety often unpredictable events or conditions that lie entirely outside of our control. Although it may be impossible to list everything that could potentially affect the price of oil and natural gas, the following list is meant to illustrate the great scope and breadth of factors that may impact oil and gas prices:

●	Political conditions in the Middle East
●	Political conditions in Africa
●	Political conditions in South America
●	Political conditions in Russia
●	Domestic and foreign supply of oil and natural gas
●	Current prices
●	Expectations about future prices
●	Global oil and natural gas explorations levels
●	Global oil and natural gas production levels
●	Exploration costs
●	Development costs
●	Production costs
●	Delivery costs
●	Levels of foreign oil and gas imports
●	Costs of importing oil
●	Cost of importing natural gas
●	Existence of the Organization of Petroleum Exporting Countries (OPEC)
●	Whether OPEC agrees to maintain oil prices
●	Whether OPEC agrees to maintain production
●	Speculative trading of derivative contracts based on oil and gas
●	Consumer demand levels
●	Weather conditions
●	Natural disasters
●	Risks of operating oil drilling rigs
●	Technology impacting energy consumption levels
●	Domestic regulations and taxes
●	Foreign regulations and taxes
●	Terrorism and military action in the Middle East
●	Availability, proximity, and capacity of oil and natural gas transportation infrastructure
●	Availability, proximity, and capacity of oil and natural gas processing plants
●	Availability, proximity, and capacity of oil and natural gas storage units
●	Availability, proximity, and capacity of oil and natural gas refinement facilities
●	Price of alternative forms of energy
●	Availability of alternative forms of energy
●	Global economic conditions
●	Environmental regulation and enforcement
●	Global drilling activity
●	Threat of or engagement in armed conflict in oil producing regions
●	The overall commodities futures market
●	Impact of worldwide energy conservation measures
●	Localized supply and demand
●	Changes in supply, demand, and capacity for the various grades of crude oil and natural gas
●	Rate of future production
●	Approval, construction, and use of more cost-efficient transportation for produced oil and gas
●	Competitive measures implemented by our competitors

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

The elimination of certain U.S. Federal income tax deductions currently available with respect to oil and gas exploration and development may adversely affect the economic viability of natural resources extraction.

The elimination of certain key United States Federal income tax preferences currently available to oil and natural gas exploration and production companies could be detrimental to the oil and gas industry. These tax preferences include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for United States production activities for oil and gas production, and (iv) the extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes or similar changes will be enacted or, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal income tax law could affect certain tax deductions that are currently available with respect to oil and gas exploration and production. Any such changes could have an adverse effect on our financial position, results of operations and cash flows primarily because such changes may impact the operations of our operators from whom we currently derive substantially all of our revenues.

Risks Related to the Independent Internal Investigation of the Audit Committee, Our Internal Controls Over Financial Reporting and Our Failure to Timely File Periodic Reports with the SEC.

Our ongoing independent investigation by the Audit Committee may uncover corporate improprieties that may adversely affect our business, financial condition, results of operations, and cash flows.

We created an Audit Committee in December 2014. The Audit Committee’s oversees the integrity of the Company’s financial statements, legal and regulatory compliance, our registered public accounting firm’s qualifications and independence, our independent auditor and internal audit function, and our system of disclosure controls and procedures.

The Audit Committee was formed as a result of allegations from multiple third parties of potential improprieties conducted by certain affiliates of the Company. The ongoing investigation may uncover certain harmful facts that could adversely affect our business, financial condition, results of operations, and cash flows, such as improper accounting procedures or fraud.

Our Internal Investigation may prove insufficient to properly address potential improprieties and may leave the Company subject to future litigation, investigation, and government enforcement.

It is possible that the Audit Committee’s internal investigation may not be able to fully realize all undiscovered improprieties, if any, conducted by the Company or its affiliates. Because of this, the Company may be subject to future lawsuits or investigations that may adversely affect our business, financial condition, results of operations and cash flows.

Negative publicity may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We have been the subject of negative publicity resulting from our restatement of consolidated financial statements for the year ended December 31, 2013 and related matters, the internal investigation conducted by the Audit Committee of the Company’s Board of Directors, and various ongoing litigation. This negative publicity may adversely affect our stock price and may harm our reputation and our relationships with current and future investors, lenders, customers, suppliers, and employees. As a result, our business, financial condition, results of operations or cash flows may be materially adversely affected.

Our Internal Investigation continues and has been expensive, and it may uncover facts that expose us to additional material liability.

As a result of the internal investigation we have incurred and will continue to incur substantial expenses both from the investigation itself and from related litigation. Our expenses for legal counsel may increase due to recent litigation and as a result of our continued internal investigation. We are also in contact with the SEC regarding our continued investigation. We may be subject to enforcement actions as a result of such events, which may impact our financials adversely.

We may also be the subject of other regulatory or enforcement actions. No assurance can be given regarding the outcomes from any litigation, regulatory proceedings, or government enforcement actions. The conduct of the investigation has been, and the resolution of any such matters may be, time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings, or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows in an individual quarter or annual period.

Management has identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement, and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, our Board and officers concluded that our internal controls over financial reporting were not effective as of December 31, 2016. The specific material weakness is described in Part II - Item 9A. “Controls and Procedures” of this 2016 Form 10-K in “Management’s Report on Internal Control over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a further restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We have work remaining to remedy the material weakness in our internal control over financial reporting. We are in the process of developing and implementing our remediation plan for the identified material weakness, and we expect that this work will continue during the year ending December 31, 2016 and thereafter. There can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented and the aggregate cost of implementation. Until our remediation plan is fully implemented, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected. Until the remediation plan is complete and implemented, we will rely upon additional interim control procedures prescribed by management, including the use of manual mitigating control procedures and the utilization of external consultants, to help ensure that we fairly state our financial statements in all material respects. However, the establishment of these interim controls does not provide the same degree of assurance as a fully remediated control environment. For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan undertaken by us, see Part II - Item 9A. “Controls and Procedures” of this 2016 Form 10-K.

ITEM 2. PROPERTIES

Description of Certain Property and Leases

General

Real Estate Lease

On June 1, 2016, BRI entered into a four-year lease for executive offices at 825 Great Northern Boulevard, Expedition Block Suite 304, Helena, MT 59601. The base monthly rent is $1,672 for the first year; $1,822 second year; $2,000 third year; and $1,950 the fourth year. The lease agreement includes additional provisions for property taxes, condo fees, and utilities.

Mineral Leases

As of December 31, 2016 BRI owns mineral rights for 7,200 (net 1,600) acres in the Bakken and Three Forks Formations in North Dakota.

The BRI mineral rights are leased primarily to four well operators, Oasis Petroleum, Continental Resources, Statoil ASA (formerly Brigham Oil), and Samson Oil and Gas. As of December 31, 2016, we have received division orders or royalty payments for ninety-five wells. Currently, North Dakota spacing rules authorize up to 187 wells on our acreage.

The following table presents information about the produced oil and gas volumes for the years ended December 31, 2016 and 2015. The information comes from the North Dakota Industrial Commission website and royalty payments received from the well operators.

	Year Ended
	December 31,
	2016	2015
Net Production
Oil (Bbl)	5,302,177	3,614,187
Natural Gas (Mcf)	7,225,852	3,662,286
Flared Gas (Mcf)	831,748	762,479

Average Sales Price
Oil (per Bbl)	39.06	$43.09
Natural Gas (per Mcf)	2.29	$2.31

Key Factors Affecting Revenue

The table in the previous section immediately above reflects a 47% increase in oil production from 2015 to 2016 as well as a 97% increase in natural gas production for the same period from Company mineral interests. Four key factors drove revenue in 2016: (1) oil and natural gas production, (2) increased well capacity, (3) market pricing, and (4) net royalty interests.

Despite a soft price environment, both oil and natural gas production from Company mineral interests increased in 2016. During 2016, more than twenty (20) new wells began producing. The strong production from these new wells compensated for declining production from existing wells. The production decline curve on shale wells can be significant. After strong initial production, production volumes begin to fall off each year, often requiring re-fracking. Therefore, new production volume is necessary to ensure that production volume will grow. New production that occurred during the third and fourth quarter drove oil and natural gas production to the highest levels in company history.

The Company expects to see several new wells coming online each year for the next several years. Based on current well spacing rules promulgated by the NDIC, BRI’s existing leases can support a total of 187 wells. We currently have 121 wells in either the permitting, confidential, or producing status. Therefore, we have capacity for as many as 66 more wells.

The precipitous decline in oil and natural gas prices during the last quarter of 2014, which continued into 2016, invariably had and will have an impact on production and the timing of new wells. This sharp price decline has also led to a softening of oil and natural gas asset values. A “buyers’ market” has emerged in the wake of low oil and gas prices, which has created opportunities for the Company to secure long-term assets at greatly reduced prices.

Based upon an extensive review and analysis of the oil and natural gas market, we presume that oil and natural gas prices will slowly increase through 2022 rising to more than $72 per barrel and $3.80 per MCF. This favorable pricing may promote new drilling in our current acreage, thus increasing revenue.

Flared gas has become a closely followed issue in North Dakota. Flared gas is not sold; therefore, it is not included in royalty payments. The State of North Dakota has implemented rigorous rules pertaining to flared gas. Consequently, flared gas increased significantly from 2014 to 2015, and increased only 9% in 2016. Flared gas is natural gas produced from a well that is vented into the atmosphere rather than entering the gas pipeline. Flaring gas is an integral part of the exploration, production, and processing of products from shale formations. It is a necessary to test and control well pressure, is a safety mechanism, and is a process to manage gas during compression and processing.

The Company’s royalty payments from the production vary by well. Wells are drilled in spacing units which are typically 1,280 acres or two sections but can include up to four sections. The effective royalty percentage for each spacing unit is determined based on the amount of mineral interest acreage owned by BRI, the lease rate for that acreage, and the approved spacing unit. Since the mineral interest owned by BRI varies by well, the royalty percentage also varies. Our average royalty is approximately 0.70%. Using the numbers shown in the preceding tables, the reported oil production was sold at an average sales price of $39.06 per barrel and natural gas was sold at an average price per mcf of $2.29, gross revenue would be $164 million.

The actual effective percentage is a product of the strength of production emanating from spacing units with higher net royalty percentages. The Company’s effective royalty percentage has steadily declined since 2013. The average royalty percentage, 0.70%, is down from 1.35% in 2013. This decline reflects an increase in production from Three Forks Formation wells which only have a small (2%) retained royalty, thus reducing the overall percentage and a production increase in spacing units with lower net royalty percentages. We expect to see this percentage to continue to decrease further.

Description of Oil Leases and Oil Production

As of December 31, 2016, our properties in North Dakota are leased primarily to four operators: (1) Oasis Petroleum, (2) Continental Resources, (3) Statoil, ASA, and (4) Samson Oil and Gas. The executed oil leases cover various parcels of land in the same general region, primarily in McKenzie County, North Dakota. The leases have lease periods of between 3 and 8 years with starting dates from March 2003 to December 2009. Currently, most of the leases covering the Company’s mineral acres contain what is commonly referred to as “continuous drilling clauses.” Generally, a continuous drilling clause requires an operator to maintain active drilling operations in order to hold or extend an oil and gas lease past the natural expiration date of the lease. A majority of the Company’s current leases currently have active drilling operations and are likely to have active operations in the foreseeable future.

The following table describes in general a representative sample of the Company’s leases. From time to time, leases may be divided or consolidated among various lessees without prior consent or notification to the Company, and so the table below is intended for illustrative purposes only.

Legal Description	Lease Period	Gross Acres	Net Acres	Original Lessee	Current lessee	Total Landowner Royalty Percentage
151N, R100W, Section 6: Lots 2(40.00),3(40.00),
SE4NW4, SW4NE4	7/29/08-7/29/13	1,203	413	Empire Oil	StatOil	17%
152N, R100W, Sec 8: NW4NW4, S2NW4, SW4,					Oasis
S2SE4, NE4NE4	"			Empire Oil	Petroleum	17%
152N, R100W, Sec 9: Lots 1(21.20), 2(26.60),					Continental
3(42.10), 4(43.00), SW4NW4, SW4, S2SE4	"			Empire Oil	Resources	17%
152N, R100W, Sec 10: Lots					Continental
2(18.80),3(17.20),4(34.20), S2SW4	"			Empire Oil	Resources	17%
					Continental
152N, R100W, Sec 15: NE4NW4	"			Empire Oil	Resources	20%
					Oasis
152N, R101W, Sec 1: SE4SE4	"			Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 5: SWSW	7/14/08-7/14/13	193	64	Empire Oil	Petroleum	17%
					Oasis
152N, R100W, Sec 6: Lot 14(33.38) S2SE, SESW	"			Empire Oil	Petroleum	17%
152N, R100W, Sec 7: Lot 1(33.53), Lot 2(33.55),					Oasis
E2NW4, NE4	3/1/05-3/1/12	307	101	Sundance	Petroleum	17.50%
152N, R100W, Sec 17: All plus all accretions and					Oasis
riparian rights thereto	9/9/03-9/9/11	2,227	533	Empire Oil	Petroleum	17%
152N, R100W, Sec:7: Lots 3(33.63), 4(33.59),
E2SW, SE Plus all accretions and riparian rights					Oasis
thereto	“			Empire Oil	Petroleum	17.5%
					Oasis
152N, R100W, Sec 20 All	"			Empire Oil	Petroleum	17%
					Continental
152N, R100W, Sec 21 All	"			Empire Oil	Resources	17%
					Oasis
152N, R100W, Sec 18: Lot 1(33.63), NENW, N2NE	5/21/09-5/21/12	394	103	Empire Oil	Petroleum	18.75%
					Oasis
152N, R101W, Sec 13: N2NE, NW	"			Empire Oil	Petroleum	18.75%
					Oasis
152N, R100W, Sec 22: W2, SE4	1/19/05-1/19/12	480	103	Armstrong	Petroleum	17.50%
152N, R100W, Sec 23: W2SW	7/14/08-7/14/11	80	13	Empire Oil	StatOil	22%
	11/24/04-				Oasis
152N, R100W, Sec 29: NE, N2NW	11/24/11	1,029	95	Empire Oil	Petroleum	17%
152N, 100W, Sec 30: Lot 3 (34.31), Lot 4 (34.37),
E2SW4, W2SE4
152N, 101W, Sec 24 SW1/4
152N, R101W, Sec 25: NWNE, S2NE, N2NW,					Oasis
SENW, NESW, N2SE, SESE	"			Empire Oil	Petroleum	18.75%
152N, R100W, Sec 31: Lot 1(34.43), 2(34.49),					Oasis
3(34.55), 4(34.61), E2W2, E2	7/14/08-6/10/12	858	133	Empire Oil	Petroleum	17.5%
					Oasis
152N, R100W, Sec 32: W2W2, SENW, NESW	"			Empire Oil	Petroleum	17%
				Diamond
152N, R101W, Sec 26: SE, except 6.32 acres	4/8/08-4/8/11	154	5	Resources	StatOil	22%
152N, R101W, Sec 35: E2NE4, SW4NE4, SE4				Diamond	Oasis
NW4	9/13/02-9/13/05	160	5	Resources	Petroleum	15%

Total		7,085	1,570

Note:	The gross and net amounts are slightly lower than amounts that appear elsewhere in this document. There are 160 gross mineral acres and 78 net mineral acres not covered by lease.

The amount of royalty the Company retains depends on whether a payment from our Lessees is subject to an overriding royalty. When a Lessee payment is not subject to an override, the Company keeps the entire payment. But when a Lessee payment is subject to an override, the Company must pay the overriding interest holder and may keep only the remainder, or “net royalty.” Our average landowner royalty is roughly 17%, and the mineral acreage we acquired from Holms Energy is subject to a 5% override until the year 2020.

To illustrate the overriding royalty, assume that our producer Oasis earns $100,000 exclusively from the Company's mineral acreage under a lease granting us a 17% landowner royalty, and that the acreage was also subject to Holms' Energy's 5% overriding royalty interest. Here, our net royalty percentage would decrease to 12% (17% - 5% = 12%). Oasis would pay us $17,000 (17% of $100,000), but we would be required to pay Holms Energy its 5% override of $5,000 (5% of $100,000). The remaining $12,000 would then be our net royalty ($17,000 - $5,000 = $12,000). Note that the Company will no longer be required to pay the Holms Energy override once it expires in November 2020.

Our leases do not specify which geological formation must be drilled, but they are specific to oil and gas hydrocarbon drilling. The leases do not impose any performance criteria on the Lessees except the date that well must be drilled. We have no control over any operating decisions made by Oasis Petroleum as it relates to (1) which formation it will drill, (2) levels at which the well will be produced, (3) who Oasis Petroleum uses as contractor for drilling and completing wells, (4) who Oasis Petroleum sells the oil and gas to, or (5) any influence on any aspect of recovery.

If a well is drilled and production established, the lease becomes considered “held by production,” meaning the lease continues as long as oil is being produced. As of December 31, 2016, drilling activity on the Company’s mineral acreage is likely to hold by production most if not all of the Company’s leases Several of our leases, however, require the operator to have “continuous” drilling operations which would require the operator to continue drilling activities in order to qualify the lease to be held by production. Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. The Company is currently conducting an internal audit of its leases and mineral acreage holdings.

Given the recent drilling activity on our properties as well as the relatively recent development of horizontal drilling techniques in general, a proven reserve estimate is not obtainable at this time. Operators have estimated that the range of recoverable barrels of oil from a particular producing well can vary from 200,000 to as high as 1,000,000 barrels during its viable lifetime. (Source: http://themilliondollarway.blogspot.com/p/faq.html).

ITEM 3. LEGAL PROCEEDINGS.

Derivative Litigation

A March 2014 derivative action filed by two shareholders, Manuel Graiwer and TJ Jesky, against the Company, its leadership, and its counsel has been largely resolved with respect to the original claims, though a trial is schedule for October 2017 in relation to other matters concerning Company control. Graiwer v. Holms, Case No. CV12 00544 (2d Jud. Dist. Nev., Washoe Cnty. 2014) (the “Graiwer Case”). The original claims revolve around interpretation of a 2010 private placement memorandum stating that the Company “shall pay” Holms Energy “a royalty for . . . (10) years . . . of 5% over-riding royalty on all revenue received by” the Company from “production of oil and gas on the Holms Property.” The Company contracts with Lessees to receive a percentage of revenue generated by Lessees. Plaintiffs maintained that the Company should only pay Holms Energy 5% of the percentage it receives from Lessees and keep the rest, but the Company maintains that it should (and its practice has always been to) pay 5% of revenue generated by Lessees from the Holms Property and then keep the rest paid under contract by Lessees. A fuller explanation the Company's practice in this respect is presented in Item 2 of this Report under the heading “Description of Oil Leases and Oil Production.” Briefly, however, under a hypothetical contract leasing the Holms Property to a Lessee that grants the Company a 15% landowner royalty, the Company's practice is to pay 5% to Holms Energy and to keep the remaining 10%. But Plaintiff's theory would have the Company pay Holms Energy only 0.75%, which is 5% of 17%.

On September 27, 2016, the court ordered a Final Judgment dismissing the Company and all other defendants except for Val M. Holms, the Company’s former CEO who also owned Holms Energy until his passing in December 2016. A trial is scheduled for October 2017 to dispose of the remaining issues.

The remaining issues arose from a case that Val M. Holms filed in early May 2016 against the Company but that was later consolidated with the Graiwer Case. Holms v. Bakken Resources, Inc., et al., Case No. CV 16-01086 (2d Jud. Dist. Nev., Washoe Cnty. 2016) (consolidated with the Graiwer Case). Prior to consolidation, the court issued a May 24, 2016 temporary restraining order (“TRO”) that enjoined the Company from drawing on the line of credit it opened with Eagle Private Equity in May 2016 and from taking any other action that could impact a contemplated stock sale between Manuel Graiwer and Val M. Holms. Shortly after consolidation into the Graiwer case, the court dissolved the TRO on July 14, 2016 upon findings that Val M. Holms lacked a reasonable probability of success on his claim, and that dissolving the order would not irreparably harm Val M. Holms because any harm could be addressed with money damages. Then on July 20, 2016, Allan Holms asserted proxies he obtained from his brother Val M. Holms and 22 other shareholders in the attempted hostile takeover described in the Company’s July 26, 2016 Current Report on Form 8-K. Based on those actions, the Company obtained a July 22, 2016 TRO that was effectively converted into a preliminary injunction on November 1, 2016. The TRO found that Allan Holms’ proxies and takeover attempt were likely invalid and ineffectual, respectively, and accordingly it preserves the Company’s current composition and leadership without regard to Allan Holms’ attempted takeover. The Company also submitted counter claims related to a contest for control of Bakken. With a trial scheduled for October 2017, and because Val M. Holms passed away in December 2016, the Estate of Val M. Holms now pursues the case on his behalf.

Edington Litigation

On November 14, 2015, the Company filed a complaint in the Southern District of New York in federal court against Joseph R. Edington and other related or affiliated parties. Bakken Resources, Inc. v. Edington, et al., Case No. 15-CV-8686 (S.D.N.Y., filed Nov. 14, 2015) (the “Edington Case”). The Company alleges, among other things, that the defendants in the Edington Case have engaged in a systematic and concerted plan to defraud and harm the Company and its principals since 2010. The Company’s claims include violations of the Civil Racketeering Influenced and Corrupt Organizations (“RICO”) Act (18 U.S.C. § 1964(c)), violations of anti-fraud provisions under federal securities laws, including Rule 10b-5, fraud, tortuous interference, civil conspiracy, conversion, and malicious prosecution. Val M. Holms was a co-plaintiff in the Edington Case but was later removed.

Val Holms Montana Litigation

On December 10, 2015, the Company filed a complaint against Val M. Holms in Montana. Bakken v. Holms, Cause No. CDV-2015-954 (1st Jud. Dist. Mont. Lewis & Clark Cnty., filed Dec. 10, 2015) (the “Val Holms Case”). The Company alleged that Val M. Holms breached his leave of absence agreement by, among other things, improperly interfering with the Company’s internal investigation and attempting to negotiate a settlement agreement in the Derivative Litigation without knowledge or authorization from the Company. This case was voluntarily dismissed by the Company and, in its place, the Company elected to file counterclaims against Val Holms in the Nevada proceedings.

Allan Holms Montana Litigation

Allan Holms filed a claim in late July 2016 in Montana, which was refiled in the context of a claim the Company brought against Allan Holms and others for the purpose of enjoining them from taking certain actions, Bakken Resources, Inc. v. Holms, DDV-2016-612, (Mont. 1st Jud. Dist., Lewis & Clark Cnty., filed Oct. 19, 2016) (the “612 Case”). Allan originally brought his Montana claims in a separate case, Bakken Resources, Inc. v. Anderson, DDV-2016-611 (Mont. 1st Jud. Dist., Lewis & Clark Cnty., dismissed Aug. 8, 2016) (the “611 Case”), on behalf of the Company through a law firm he hired to represent Bakken, but the 611 Case was dismissed with prejudice promptly after the Company's management informed that law firm that Allan lacked authority to file claims on Bakken's behalf. Allan Holms maintains that he shifted control of the Company, but no such finding has been made and preliminary injunctions maintain the current control of the Company as currently constituted. The judge in the remaining 612 Case issued a TRO enjoining the Company from holding a shareholder meeting and Eagle Private Equity from using its shares, and the Company consented for this to convert into a temporary restraining order so that essentially identical issues pending in Nevada could be resolved there and avoid having to simultaneously litigate over control in two states. The Company's motion to stay the Montana litigation, as well as other motions, are currently pending before the court.

Allan Holms Washington Litigation

A 2012 claim that Allan Holms filed in Washington against the Company and others has been finally resolved in the Company’s favor following an appeal. Roil Energy v. Edington, et al., Case No. 12-2-01039-5 (Wash. Ct. App., Aug. 2, 2016, appeal denied (Wash. Sup. Ct., Jan 4, 2017)) (the “Allan Holms Litigation”). The primary economic claim of litigation was Allan Holms’ position that an oral agreement entitled him to a significant portion the Company’s mineral rights. He sued the Company and others under contract and tort theories. Even though the trial court ruled in part for Allan Holms and in part for the Company in December 2012, the Washington Court of Appeals reverse in August 2016 the trial court’s findings that had favored Allan Holms, also declining to affirm Allan Holms’ award of attorneys fees. This appellate ruling in favor of the Company became final on January 4, 2017 when the Washington Supreme Court declined to review the case. As a result, the Allan Holms Litigation has been resolved fully in favor of the Company, which prompted a release of roughly $460,000 to the Company that was being held by the trial court pending appeal.

Mary Cunningham Litigation

The Company filed a 2015 claim and obtained a default judgment against a third party contractor. Bakken Resources, Inc. v Proland Services, LLC, Case No. 6:15-CV-00065 (D. Mont, default Jan. 30, 2017). We paid for certain services related to verifying documentation underlying some of our assets, and our complaint alleged that the Company was never provided the services for which it paid. We plan to collect the full $176,000 awarded under our default judgment.

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

The quoted bid or asked price for the shares of common stock of BRI for the quarterly periods from January 1, 2016 through December 31, 2016 ranged from $0.02 to $0.20 per share.

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

BRI is an independent energy company with mineral rights located mostly in the Bakken. As of December 31, 2016, the Company owns mineral rights to approximately 7,200 gross acres and 1,600 net mineral acres, in the Bakken Shale play, located about eight miles southeast of Williston, North Dakota. Our current and proposed operations consist of holding certain mineral rights which presently entitle the Company to royalty rights on average of a net 12% from the oil and gas produced on land containing those mineral rights. In addition, we own a 2% retained royalty interest (or its equivalent) based on approximately 767 net mineral acres which overlap our existing mineral interest. We have no rights to influence the activities conducted by the Lessees of our mineral rights.

The Company generates revenue by acquiring net royalty and overriding royalty interests in oil and natural gas properties in the United States. Many domestic oil and natural gas fields reside in shale rock formations. Shale embedded oil and natural gas require special extraction processes commonly referred to as fracking. Shale fields are noted for very high initial production rates. This high initial production declines rapidly and may produce more than half of its lifetime estimated total recovery in the first four production years. The sharp decline curve of shale wells requires that produced reserves be replaced to grow revenue and cash flow. This production growth can occur from existing well capacity within current acreage as well as from newly acquired royalty interests, which would result in diversification of our asset portfolio. Accordingly, the Company’s business model is heavily dependent upon acquiring new royalty interests. This diversification may include geographic location, production cycle, and product; which enhance revenue, drive value creation, and minimize risk.

Results of Operations

The Company accrued a net loss in 2016 totaling $1,407,549. The Company’s operating results are driven primarily by overall production, oil and natural gas production unit values, and professional fee expenses. The operating loss was driven by lower revenue as a result of lower unit prices and extraordinarily high professional fees associated with the internal investigation of Val Holms and litigation tangential to the investigation. The Company incurred $ 1.88 million of expenses on the internal investigation in 2016. The Company has filed a claim in excess of $3.0 million for restitution with Val Holms’ estate for all costs incurred by the Company throughout the investigation and tangential litigation.

Overall oil production volume increased more than 47% and natural gas by 97% from company mineral interests. Average oil and natural gas prices declined in 2016, yet by year end prices had rebounded. However, as has been noted previously, the Company is realizing production growth in spacing units with lower net royalty percentages. Therefore, increased production yielded less gross revenue to the Company than if production had increased in spacing units with higher net royalty percentages.

The Company’s 2016 operating results are only partially explained by our net loss because we do not expect the extraordinary costs stemming from the internal investigation to recur indefinitely. If these costs are excluded, the Company would have been profitable in spite of the low price environment that was present through much of 2016.

Oil and Natural Gas Prices

The price volatility that began in late 2014 continued into early 2016. However, throughout the year, oil and natural gas prices rebounded from first quarter lows. After an extensive review of the market and future price expectations, we anticipate that prices will continue to increase slowly over the next five years. The following chart shows the average price by quarter over the last three years:

Crude Oil Price Summary

Year/Quarter	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Average
2016	$24.66	$41.48	$41.07	$44.85	$39.06
2015	$41.02	$52.80	$42.14	$38.78	$43.09
2014	$90.84	$95.29	$87.70	$64.31	$84.54

We anticipate that prices will increase slowly through 2022 and that oil may average $72 per barrel, and natural gas may average $3.80 per MCF. See http://gulfbusiness.com/oil-prices-average-50-70-per-barrel-through-2022.

Operating Expenses

Operating expenses increased by $845,460 or 53%. This large increase is driven primarily by the $751,941 Big Willow lease abandonment expense. General and administrative expenses increased by $138,640 or 49%, reflecting litigation related travel, board of director stipends, and increased insurance premiums. Professional fees increased 9% or $119,541. Professional fees include: (i) consulting fees, $94,877; (ii) legal costs, $891,217; (iii) and other professional fees (accounting, auditing, and transfer agent services), $415,360. Consulting and technical fees include due diligence costs for potential asset acquisition. Legal fees include defense costs for current litigation as well as legal costs for the internal investigation. The Company anticipates these fees will decrease in subsequent years as legal costs and the costs associated with the internal investigation subside.

Expenses pertaining to the internal investigation and tangential litigation totaled $1.88 million in 2016. Total costs incurred since the beginning of the investigation exceed $3.0 million. We expect that these expenses will continue into 2017 as litigation on this matter continues. The Company has filed claims against Val Holms’ estate for restitution of these expenses.

Operating expenses have been dominated by professional and legal fees since 2014. The Company has filed several lawsuits seeking damages pertaining to the defense costs of the lawsuits. Therefore, we expect legal fees to continue to play a significant role in our expense structure.

Summary

The Company’s results of operation have been weakened by a combination of deteriorating market conditions and the costs of the investigation. In 2016 we saw the market stabilize and prices rebound. These trends have had a positive impact on revenue. As the market rebounded, the Company’s largest operator, Oasis Petroleum, has drilled a number of new wells, thus driving production upward. We anticipate that these price and production trends will continue for the next several years, which may drive revenue, net income, and value creation.

Outlook

As market conditions have stabilized, production is increasing, and we anticipate the number of producing wells will increase to exceed 100 wells in 2017. Oil and natural gas prices have stabilized and should continue to inch forward, staying within the $40 to $55 per barrel range through 2017.

Industry Trends

The deteriorating market conditions that occurred in 2014 through mid-2016 saw operators fundamentally change their business strategies. The use of technology that spurred shale development has also resurrected the industry. As prices plummeted, the industry relied on technology to enhance production and reduce capital expenditures. The industry also began to rely on data to improve well efficiency.

One trend that will significantly impact the Company is the use of longer horizontal laterals. Longer horizontal laterals extend the reach of each producing well and can increase the productive capacity of a single well to that of two to three wells. Longer wells combined with heavy fracking can greatly reduce operator capital expenditures and significantly lower production costs. The Company may benefit from this in three ways. First, lower capital expenditures create an incentive in the current market conditions for operators to drill and produce. Second, enhanced production flows increase production revenue. Third, it may create an incentive for operators to drill in lesser-quality locations of the producing basin.

Market Conditions

The volatility that has afflicted the oil and natural gas markets since 2014 has largely stabilized. A number of factors have contributed including:

1.	Excess supply has been reduced;

2.	Geopolitical factors appear to have stabilized;

3.	Domestic production has decreased from 2014 through 2016;

4.	OPEC has reached a tentative accord to limit production;

5.	Technology has lowered drilling and production costs.

These factors have settled the markets allowing prices to stabilize. While geopolitical factors may create volatility in 2017, market fundamentals are stronger than 2014 and better able to withstand geopolitical volatility. As a result, we anticipate prices to continue to trade in the $40-$55 per barrel range through 2017, and potentially increase to $70 per barrel by 2020.

Asset Acquisition

The Company intends to secure new royalty assets and to build a diversified portfolio of mineral assets that:

1.	Increase revenue and cash flow

2.	Diversify our asset portfolio and mitigate risk

3.	Build reserves

4.	Create long-term shareholder value

5.	Foster geographic diversity

Oil and Natural Gas Production

We anticipate that these trends and conditions will continue to increase overall production and that the number of new producing wells will increase in 2017, resulting in greater production. New wells which began producing in 2016 will have a full year of production, which will also contribute to higher overall production.

Selected Financial Data

The following tables provide selected financial data about our Company as of December 31, 2016, and December 31, 2015.

Balance Sheets Data:	31-Dec-16	31-Dec-15
Cash and Cash Equivalents	$1,240,110	$228,952
Mineral rights and leases, property, plant and
equipment and oil and gas properties, net of	50,000	801,941
accumulated depletion and depreciation
Investment Account	3,507,379	4,005,777
Total assets	6,658,546	6,632,120
Total current liabilities	423,220	189,245
Long-term portion installment	-	-
Stockholders’ equity	6,235,326	6,442,875
Total liabilities and stockholders’ equity	$6,658,546	$6,632,120

Selected Statements of
Operations Data:	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenue	$626,995	$868,042
Payroll	150,705	312,677
Professional fees	1,401,454	1,281,913
General and administrative	279,273	140,633
Gain on Sale of Minerals	0	0
Net Income (Loss)	(1,407,549)	2,313
Net Profit Per Common Share	($0.02)	($0.01)

Our cash in the bank at December 31, 2016 was $1,240,110. Net cash provided by financing activities during the year ended December 31, 2016 was $550,000.

Net cash used by operating activities for the year ended December 31, 2016, was ($377,456) compared to net cash provided by operating activities of $(2,195,485) for the year ended December 31, 2015. For the year ended December 31, 2016 our total operating expenses were $2,586,179 compared to $1,740,721 for the year ended December 31, 2015. Operating costs increased primarily from professional fees and general and administrative cost increases. Professional fees increased in 2016 driven by the internal investigation and related expenses. General and administrative costs include the Eagle Private Equity financing fee and a technical support tool fee. In 2016 the Big Willow Lease was abandoned. Therefore, the Company wrote-off the capitalized costs attributable to the lease.

We expect our use of cash for operating expenses to continue at approximately $175,000 per month over the next twelve months compared to $157,000 per month for the year ended December 31, 2016. This increase reflects higher professional fees associated with the internal investigation and related litigation. Our material financial obligations include legal fees, public reporting expenses, transfer agent fees, bank fees, and other recurring fees. Although we expect these costs to fall in 2016, they are still much higher because of costs related to litigation and the investigation. Once these extraordinary situations are resolved, we expect operating expenses to fall to $65,000 per month.

There were no unusual or infrequent events or transactions or any significant economic changes that materially affected the amount of reported income from continuing operations.

Liquidity and Capital Resources

As of December 31, 2016 we had cash and investments of $4,747,488. This total includes $600,000 in cash currently held in a separate bank account. This cash was advanced to the Company by Eagle Private Equity as a result of the July 20, 2016 attempted takeover by Allan Holms, et al. This attempted takeover was a triggering event that enabled Eagle Private Equity to put forth funds and to, subsequently convert this loan to preferred shares. These proceeds are restricted for asset acquisition.

The Company’s cash reserves are necessary to resolve lawsuits and to ensure adequate funds exist to indemnify directors and officers as required by Company bylaws. Given our recent rate of use of cash in our operations we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others. Since our business model relies on the acquisition of assets to replenish and grow oil and natural gas reserves, the Company will require additional capital beyond cash reserves to fund acquisitions.

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

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2016.

December 31,
2016
Current Assets	$6,608,374

Current Liabilities	$423,220

Working Capital	$6,185,154

Current Assets include cash, accounts receivable, accrued royalty receivable, prepaid expenses, and an investment account. A significant portion of our current assets comes from accrued royalty receivable. The Company accrues royalty revenue based on reported production of the wells. New wells sometimes report production up to 150 days before beginning payments to royalty owners. This can result in a substantial receivable balance. Based on past history, BRI expects to receive accrued royalty revenue in full.

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

Satisfaction of our cash obligations for the next 12 months

The Company’s long-term strategic plan and associated financial projections show that the Company expects to fund our current operating plans internally. However, since our plan is heavily reliant upon new mineral asset acquisition, the use of outside funding or joint ventures may be imperative to fund critical asset acquisition.

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

The table below shows well production listed by formation, wells listed by status, and total well capacity within current spacing unit rules and regulations:

Well Status Summary

Well Status as of December 31, 2016

Wells by Formation	Total	Wells by Status	Total	Well Recap	Total
Bakken	63	Producing	95	Total Wells	121

Madison	3	Confidential	10	Well Capacity	187

Three Forks	48	Awaiting Completion	8	Percentage	65%

Undetermined	7	Permitted	4	Remaining Well Capacity	66

		Inactive	4

The table illustrates several important points:

1.	The number of producing wells continues to increase both in the Bakken Formation and the Three Forks Formation. However, we expect to see more wells operating in the Three Forks Formation in the months ahead. This is significant since the Company’s net royalty interest in Three Forks Formation producing wells is substantially lower than those in the Bakken Formation; seventeen percent (17%) versus two percent (2%).

2.	The Company has substantial remaining well capacity within current North Dakota spacing unit rules and regulations. Current rules enable a total of one hundred eighty-seven (187) wells to be drilled on our current acreage. As of December 31, 2016, there were one hundred twenty-one (121) total wells, ninety-five (95) of which are producing. The Company is currently at sixty-five percent (65%) of total well capacity. However, the Company has produced only 28% of proven reserves. Therefore, we expect new wells to continue to be drilled on existing acreage, thus continuing to grow and expand our revenue base without acquiring additional acreage.

3.	Production from shale oil and natural gas wells decreases very quickly after initial production. Each well has a declination curve. That is, after initial production, each year well production declines until some years later the well runs dry and is shut-in. The new well production is necessary to offset the declination of existing well production. In 2016, average oil production per well (53,557 Bbls) increased 11% over 2015 (48,189 Bbls). This increase illustrates how new well production can offset sharp declines in mature producing wells.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. All significant accounting policies have been disclosed in Note 2 to the consolidated financial statements for the years ended December 31, 2016 and 2015 contained herewith. Our critical accounting policies are discussed below.

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

Revenue Recognition

The Company follows the guidance of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement, the Company recognizes revenue when production occurs under our leased property as shown on the operator run tickets (to determine unit values) and information available through the North Dakota Industrial Commission’s website (production totals). Royalty revenue is also based upon the applicable net royalty interest for each well based upon Company records reconciled to operator information when available. The royalty income that is calculated monthly may be based upon estimated oil and natural gas unit values as is necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BAKKEN RESOURCES, INC.
December 31, 2016 and 2015
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bakken Resources, Inc.
Helena, Montana

We have audited the consolidated balance sheets of Bakken Resources, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bakken Resources, Inc. and its subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Decoria, Maichel, & Teague

Decoria, Maichel, & Teague P.S.
Spokane, Washington

June 20, 2017

BAKKEN RESOURCES, INC
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,240,110	$228,952
Accounts receivable - trade	115,833	683,146
Related party receivable	475,388	101,976
Prepaid expenses	52,347	61,876
Investments available-for-sale	3,507,379	4,005,777
Income tax refunds receivable	601,459	354,951
Other receivables	615,858	390,524
Total current assets	6,608,374	5,827,202

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
$38,714 and $35,909	172	2,977

UNPROVED MINERAL RIGHTS AND LEASES	50,000	801,941
Total Assets	$6,658,546	$6,632,120
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$112,728	$114,921
Accrued liabilities	78,069	74,324
Related party payable	232,423	-
Total current liabilities	423,220	189,245
Total Liabilities	423,220	189,245

COMMITMENTS AND CONTINGENCIES (see Note 10)

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 10,000,000
shares authorized, 600,000 Series A shares outstanding at December 31, 2016	600	-
Additional paid-in capital	4,710,159	3,510,759
Common stock, $.001 par value, 100,000,000
shares authorized, 56,735,350 shares issued and outstanding	56,735	56,735
Accumulated other comprehensive income, net of tax	204,438	2,313
Retained earnings	1,263,394	2,873,068
Total stockholders' equity	6,235,326	6,442,875
Total Liabilities and Stockholders' Equity	$6,658,546	$6,632,120

The accompanying notes are an integral part of the financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended
	December 31,
	2016	2015
REVENUES:	$626,995	$868,042

OPERATING (INCOME) EXPENSE:
Depreciation	2,806	5,498
Payroll	150,705	312,677
Professional fees	1,401,454	1,281,913
Loss on impairment of mineral right	751,941	-
General and administrative expenses	279,273	140,633
Total operating expenses (income)	2,586,179	1,740,721

LOSS FROM OPERATIONS	(1,959,184)	(872,679)

OTHER INCOME (EXPENSES):
Other income (see Note 6)	464,005
Dividend income	75,244
Realized gains on investments	5,296
Interest income	6,429	7,175
Financing expense	(650,000)
Total other income (expenses)	(99,026)	7,175

LOSS BEFORE INCOME TAXES	(2,058,210)	(865,504)
Income tax benefit (provision)	448,536	196,773
NET LOSS	(1,609,674)	(668,731)

OTHER COMPREHENSIVE INCOME
Unrealized gains on investments, net of tax	202,125	2,313
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,407,549)	$(666,418)

NET LOSS PER COMMON SHARE
– BASIC AND DILUTED	$(0.02)	$(0.01)
Weighted average common shares outstanding:
– basic and diluted	56,735,350	56,735,350

The accompanying notes are an integral part of the financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,609,674)	$(668,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,806	5,498
Financing expense	650,000	-
Deferred income taxes on unrealized investment gains	(143,387)
Loss on impairment of asset	751,941	-
Realized gains on investments	5,296	-
Change in operating assets and liabilities:
Accounts receivable - trade	567,313	(1,990)
Related party receivable	(373,412)	36,871
Other receivables	(225,334)	(230,751)
Income tax refunds receivable	(246,508)	(259,051)
Prepaid expenses	9,529	(22,283)
Accounts payable	(2,194)	(19,891)
Related party payable	232,423
Accrued liabilities	3,745	(90,782)
Income tax liability		(944,374)
NET CASH USED BY OPERATING ACTIVITIES	(377,456)	(2,195,485)

CASH FLOW FROM INVESTING ACTIVITIES:
Restricted cash asset	-	595,000
Cash paid for acquisition of investments	-	(4,003,464)
Cash received from sale of investments	838,614
Cash paid for acquisition of unproven oil and gas properties	-	(501,191)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	838,614	(3,909,655)

CASH FLOW FROM FINANCING ACTIVITIES:
Cash from Eagle credit facility	600,000	-
Eagle credit facility financing cost	(50,000)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	550,000	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,011,158	(6,105,140)
Cash and cash equivalents, beginning of year	228,952	6,334,092
Cash and cash equivalents, end of year	$1,240,110	$228,952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid (refunded)	$(54,597)	$900,039

The accompanying notes are an integral part of the financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

							Accumulated
	Preferred Stock		Common Stock				Other	Total
					Additional Paid-	Retained Earnings	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	(Deficit)	Income	Equity
Balance - December 31, 2014			56,735,350	$56,735	$3,510,759	$3,541,799	$-	7,109,293
Unrealized gain on investments, net of tax							2,313	2,313
Net loss						(668,731)		(668,731)
Balances - December 31, 2015	-	-	56,735,350	56,735	3,510,759	2,873,068	2,313	6,442,875
Conversion to Series A Preferred stock	600,000	600			1,199,400			1,200,000
Unrealized gain on investments, net of tax							202,125	202,125
Net loss						(1,609,674)		(1,609,674)
Balances - December 31, 2016	600,000	$600	56,735,350	$56,735	$4,710,159	$1,263,394	$204,438	$6,235,326

The accompanying notes are an integral part of the financial statements

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates include estimates in recognizing revenue, and expenses associated with revenue, determining useful lives of assets, asset impairments and income taxes. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Money market funds with a weighted average monthly maturity of fewer than 90 days are classified as investments available for sale and not cash equivalents.

Investments

The Company’s investments are comprised of fixed income funds, corporate bonds, publicly traded equities, money market funds and other managed fund investments. These investments are held in the custody of a major financial institution. At December 31, 2016 and 2015, the Company’s investments were classified as available-for-sale. These investments are recorded in the Consolidated Balance Sheets at fair value with net unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

The Company recognizes dividend income and other earnings from investments when it has the right to receive payment. The Company recognizes realized gains or losses on its investments using the specific identification method when the investments are sold based upon the investment's carrying value when sold.

Accounts Receivable - Trade

The Company evaluates its accounts receivables for collectability and establishes an allowance because of changes in estimates when necessary. Accounts that appear to be uncollectible are written off to revenue to the period they are recognized.

Property and equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations. Depreciation expense for the years ended December 31, 2016 and 2015 was $2,806 and $5,498 respectively.

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

Asset Retirement Obligations

The Company follows the FASB Accounting Standards Codification which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. During 2016 and 2015, the Company has not recorded any asset retirement obligations.

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

The Company determined that the value of an asset referred to as “the Big Willow Lease” was fully impaired during the year ended December 31, 2016. (See Note 7).

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

The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, and accounts payable approximate their fair values because of the short maturity of these instruments.

The Company has investment assets (see Note 5) that are measured at fair value on a recurring basis. As of December 31, 2016 and 2015, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with oil and gas producing properties, and mineral rights and leases, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

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

Under the royalty and lease agreements obtained as part of the exercised Option to Purchase Asset Agreement, the Company recognizes revenue when production occurs under the 14 separate mineral leases granted or amended between September 9, 2009 and December 10, 2009, whereby: 1) Oasis Petroleum, Inc., 2) Statoil, ASA, 3) Continental Resources Inc. and 4) Samson Oil and Gas purchased the rights to explore, drill and develop oil and gas on the Holms Property acquired pursuant to the Agreement. The royalty income is calculated monthly and the Company recognizes royalty income as production is reported by well on the North Dakota Industrial Commission website. When royalty revenues are accrued each month, the Company also accrues production taxes and royalty expense on this production.

When royalty revenues are accrued each month, the Company also accrues production taxes and royalty expense based on the applicable production tax rates in the jurisdiction the production occurs and the contractual royalty agreements the Company has with certain mineral interest holders.

In certain instances, the Company may have to estimate unit values for oil and natural gas. In situations where production has occurred but payment on that production has not been made to the Company, the Company estimates the unit value of the product sold by reviewing similar wells in the area and using those unit values.

Concentrations

Currently, the Company’s revenue stream derives from three exploration and production companies (operators): Oasis Petroleum, Inc., Continental Resources Inc., and Statoil, ASA. Royalty revenue from Oasis Petroleum accounts for approximately 80% of our revenue; Continental Resources Inc. accounts for approximately 20%, with the small balance remaining derived from Statoil, ASA. Since almost all of our revenue is from two operators the loss of one or more of these critical relationships could have a serious and material impact on the Company’s results of operations and cash flow.

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

Income taxes

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to the FASB Accounting Standards Codification. Basic net income or loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock warrants and options. At December 31, 2016, the conversion rights associated with the Company’s Series A Preferred Stock could be potentially dilutive to future periods’ net income. At 2015, there were no potentially dilutive instruments outstanding. Potentially dilutive common stock equivalents of 43,264,650 common shares (See Note 4) are not included in the calculation of diluted earnings per share for 2016 as their effect would have been anti-dilutive.

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

Recently issued accounting pronouncements

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updates makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and it requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in operations. The update is effective for fiscal years beginning after December 2017. The Company is currently evaluating the impact of the guidance on our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2016-15 and assessing the impact, if any, it may have on its statement of consolidated cash flows.

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the Revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance in Subtopic 932-605. Extractivies – Oil and Gas Revenue Recognition. This ASU provides guidance concerning the recognition and measurement of revenue from contracts with customers. Its objective is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues. The effective date for ASU 2014-09 was delayed through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual and interim periods beginning in 2018 and is required to be adopted using either the retrospective or cumulative effect (modified retrospective) transition method, with early adoption permitted in 2017. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures and does not plan on early adoption.

The FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim periods beginning in 2017 and can be applied prospectively or retrospectively, with early adoption permitted. This ASU was early-adopted by the Company effective January 1, 2016 and applied retrospectively, and did not have a material impact on the Company’s financial statements and related disclosures.

NOTE 3 – EAGLE PRIVATE EQUITY TRANSACTION

On May 6, 2016, the Company entered into a loan agreement with Eagle Private Equity LLC (“Eagle”). This loan agreement permitted the Company to draw up to One Million dollars ($1,000,000) from a non-revolving credit facility provided by Eagle (the “Facility”). The Facility was initially open for 270 days but provided the Company with the option to extend the term by an additional 270 days. Loans drawn on the Facility would accrue interest at 4% above LIBOR, and the Facility includes a $50,000 fee. Any loans on the Facility would be due on May 5, 2018. The Facility is unsecured and contains representation and warranties of the Company that are customary for transactions of this type. Upon certain triggering events, generally described as changes in control of the Company, the loan agreement permitted Eagle to put loans to the Company up to the balance of the Facility (the “Put Option”). The Put Option was evaluated as a feature embedded in the Facility as it does not meet the criteria to be considered a freestanding financial instrument. The Company determined that the embedded Put Option should not be bifurcated and separately accounted for as the economic characteristics and risks of the Put Option are clearly and closely related to those of the Facility.

Upon the occurrence of triggering events, as described above, loans under the Facility are convertible into shares of a newly-designated class of the Company’s Series A Preferred Stock (the “Conversion Option”). The Conversion Option was evaluated as a feature embedded in the Facility as it does not meet the criteria to be considered a freestanding financial instrument. The Company determined that the embedded Conversion Option should not be bifurcated and separately accounted for as it does not provide net settlement. Although the Facility is convertible to Series A Preferred Stock, which is itself convertible to common stock on a 100-for-1 basis, the Facility must be converted in whole, and not in part, such that the number of shares underlying the Conversion Option could not be rapidly absorbed by the market. In addition, the Company evaluated the Conversion Option to assess whether it met the definition of a beneficial conversion feature (“BCF”). As the fair value of a share of Series A Preferred Stock exceeded the effective conversion price of $1.00 per share at the issuance date, the Facility contained a BCF. As the Conversion Option could not be exercised unless and until a Triggering Event occurred, the BCF is a contingent BCF and the Company is not required to record the BCF until the contingency is resolved.

No amounts were borrowed by the Company through July 20, 2016. On July 20, 2016, a Triggering Event occurred at which time Eagle put a $600,000 loan to the Company and immediately converted the loan into 600,000 shares of Series A Preferred Stock, at which time the Company recorded the BCF. As the intrinsic value of the BCF exceeded the proceeds drawn on the Facility, the Company recorded the BCF as a discount on the loan, up to the total principal amount of $600,000. As the loan was immediately converted to Series A Preferred Stock, the $600,000 discount was immediately amortized to interest expense and the carrying value of the loan was credited to the capital accounts to record the conversion.

NOTE 4 – SERIES A PREFERRED STOCK

The Series A Preferred Stock includes the following provisions:

●

Dividend Preferences: Each share of Series A preferred shall entitle the holder to receive dividends in a manner determined by the Company Board of Directors. These dividends shall be paid prior to any dividends paid on common stock. Any preferred dividend must equal or exceed any dividend paid on common stock.

●

Liquidation preferences: In the event of liquidation, dissolution, or winding up of the Company, holders of Series A preferred shares shall be entitled to receive, prior, and in preference to any distribution of any of the assets of the Company to the holders of common stock.

●	Voting Rights: Each holder of Series A preferred shares shall be entitled to the number of votes equal to the number of common stock into which such shares of Series A preferred could be converted.
●

Conversion: Each Series A preferred share can be converted into 100 shares of common stock; or 60 million shares based upon 600,000 shares of Series A Preferred outstanding. At December 31, 2016, the holders of the Series A Preferred could only convert into 43,264,650 shares of the Company's Common Stock, as the Company’s capital structure only authorizes 100 million shares of Common Stock to be issued.

●

Anti-Dilution: The conversion price of the Series A preferred shares shall be subject to adjustment, on a full ratchet basis, if the Company issues additional securities at a price per share less than the then applicable conversion price.

●

Conversion Price: The price at which shares of Commission Stock shall be deliverable upon conversion of Series A Preferred shares shall initially be the Series A Preferred Price Per Share of $1.00, subject to any applicable anti-dilution adjustments.

●	Available Credit: At December, 31, 2016, the Eagle line of credit had $400,000 in remaining available funds. The line of credit expired in early 2017.

NOTE 5 –INVESTMENTS

In December 2015, the Company invested cash into an investment portfolio. The portfolio is composed of available-for-sale investments consisting of equities, fixed income, and money market securities:

The fixed income portfolio includes one $100,000 bond maturing in 2-5 years and one $100,000 bond maturing in 5-10 years.

Money market funds, publicly traded equity securities, and other available for-sale investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Corporate bonds were priced by independent pricing services and are classified within Level 2 of the fair value hierarchy. These independent pricing services use market approach methodologies that model information generated by transactions involving identical or comparable assets.

The Company’s investments are treated as available-for-sale and, accordingly, the applicable investments have been adjusted to market value with a corresponding adjustment, net of tax, to net unrealized investment gains in accumulated other comprehensive income. All unrealized gains and losses have resulted from changes in fair value during the years ended December 31, 2016 and 2015. Included in accumulated other comprehensive income was an unrealized investment gain (net of $143,387 of deferred income taxes) of $202,125 and $2,313, at December 31, 2016 and 2015, respectively.

At December 31, 2016, the Company’s available-for-sale investments are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money Market Funds	$43,527			$43,527

Fixed income investments:
Corporate obligations	201,561	1,769	(190)	203,140
Fixed income mutual funds	377,030	21,264	(185)	398,109
Total fixed income investments	578,591	23,033	(376)	601,248

Publicly traded equity securities	1,704,637	289,355	(1,450)	1,992,542

Other investments:
Real estate mutual funds	320,452	23,098	(4,390)	339,160
Managed investment mutual funds	514,659	17,223	(980)	530,902
Total other investments	835,111	40,321	(5,370)	870,062
Total	$3,161,866	$352,709	$(7,196)	$3,507,379

The deferred tax amount related to the unrealized gains on available-for-sale investments was $143,387 for the year ended December 31, 2016.

The table below set forth the Company’s investments measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Money Market Funds	$43,527			$43,527

Fixed income investments:
Corporate obligations		$203,140		203,140
Fixed income mutual funds	398,109			398,109
Publicly traded equities	$1,992,542			1,992,542
Other investments:
Real estate funds	343,550			343,550
Managed investment funds	526,511			526,511
Total	$3,304,239	$203,140		$3,507,379

Included in investments available for-sale at December 31, 2016 are domestic securities of $2,740,380 and international securities of $767,001.

At December 31, 2015, the Company’s available-for-sale investments are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money Market Funds	$2,663,330			$2,663,330

Fixed income investments:
Corporate obligations	201,561		(108)	201,453
Fixed income mutual funds	360,000		(843)	359,157
Total fixed income investments	561,561		(951)	560,610

Publicly traded equities	519,231	4,336		523,567

Other investments:
Real estate funds	109,343		(170)	109,173
Managed investment funds	150,000		(902)	149,098
Total other investments	259,343	-	(1,072)	258,271
Total	$4,003,465	$4,336	$(2,023)	$4,005,777

Tax amounts related to the unrealized gains (losses) were immaterial and all unrealized gains and losses have resulted from changes in fair value during December 31, 2015.

The table below sets forth the Company’s investments measured at fair value on a recurring basis at December 31, 2015.

	Level 1	Level 2	Level 3	Total
Money Market Funds	$2,663,330			$2,663,330

Fixed income investments:
Corporate obligations		$201,453		201,453
Fixed income mutual funds	359,157			359,157
Publicly traded equities	$523,567			523,567
Other investments:
Real estate funds	109,173			109,173
Managed investment funds	149,098			149,098
Total	$3,804,325	$201,453		$4,005,777

Investments available for sale at December 31, 2015 are domestic securities of $3,753,595 and international securities of $252,183.

NOTE 6 – OTHER RECEIVABLES

Other Receivables include insurance claim proceeds expected from the Company’s Director and Officer Insurance policy carrier for litigation related costs. Specifically, the Company’s insurance carrier, Scottsdale Insurance Company, has agreed to reimburse for certain legal defense costs related to the Manuel Graiwer and T.J. Jesky on behalf of Bakken Resources Inc. v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols, (Directors of the Company) and Wesley Paul (the Company’s General Counsel). Insurance reimbursement is limited to the extent of the underlying policy and to only those expenditures deemed by the insurance company as essential to the litigation. The insurance claim receivable balance is $153,373 as of December 31, 2016, and was $390,524 at December 31, 2015.

Other Receivables at December 31, 2016 included a receivable totaling $462,485. This represents the amount of the appeal bond that was posted with the Washington Appellate Court relative to the Roil Energy lawsuit. When the district court decision was appealed, the Company was required to post this bond. When the Company prevailed on appeal and the Washington Supreme Court denied the plaintiff’s petition to hear the case, the Appellate Court refunded the bond. The $462,485 was received in March 2017.

NOTE 7 – UNPROVED MINERAL RIGHTS AND LEASES

Holms Property

On June 11, 2010, the Company entered into an Option to Purchase Assets Agreement with Holms Energy LLC (“Holms Energy”), a company controlled by Val M. Holms, the Company’s former CEO. Under the terms of the Asset Purchase Agreement, Holms Energy received $100,000, 40 million shares of restricted common stock, and granted Holms Energy a 5% overriding royalty (retained) on all royalty revenue generated from the Holms property for a period of ten years from the date of acquisition. The Asset Purchase Agreement included the following: 1) certain Holms Energy mineral rights in oil and natural gas rights on approximately 7,200 gross acres and 1,600 net mineral acres of land located in McKenzie County North Dakota, 8 miles south of Williston, North Dakota; 2) potential production royalty income from wells to be drilled on the property whose mineral rights are owned by Holms Energy; and 3) the transfer of all right, title, and interest to an Option to Purchase the Greenfield mineral rights.

In November 2010, the Company acquired the Greenfield mineral interests and in early 2014, the Company negotiated the sale of the Greenfield mineral interests resulting in a gain of $7,172,151.

The Holms property has no carrying value on the Company’s balance sheet.

Duck Lake

On September 21, 2011, the Company purchased an undivided 50% interest in minerals contained in approximately 2,200 acres located in Glacier County, Montana (also referred to as Duck Lake). The purchase price of these rights was $250,000. In 2014, the value of this asset was impaired and written down to a value of $50,000 because of alleged fraud that may have occurred in this transaction.

Big Willow Lease

On July 9, 2014, the Company’s former CEO entered into a two year lease agreement on 28,000 gross acres (approximately 9,300 net mineral acres) in southwest Idaho. The agreement, referred to as the Big Willow lease, included a two year primary term with the option to extend for an additional term.

On July 9, 2016 the lease expired without extension due to unfavorable market conditions and the lack of infrastructure the area, which made development uneconomical, and the Company wrote off its investments lease bonus payments, title work, and other development related costs of $751,941.

NOTE 8 – REVENUE RECOGNITION – USE OF ESTIMATES

Estimated Net Royalty Interests

Oasis Petroleum Inc. (“Oasis”) production yields approximately 80% of the Company’s revenue. Therefore, issues pertaining to Oasis revenue accrual and associated payments generally have a significant impact upon cash flow and the results of operations. Since inception, certain net royalty interests used by Oasis to calculate the Company’s monthly royalty payments have contained inconsistencies. The differences between the Company’s estimates of net royalty interests and those derived by Oasis have posed a significant revenue recognition issue for the Company, and have resulted in the Company making estimates of certain variables that can fluctuate from the initial recognition of revenue through to the revenue’s collection.

The Company’s revenues are based on net royalty information it believes is correct including information relating to the property interests from its own land consultants. If information becomes available that changes the Company’s estimates of revenue it will ultimately be able to collect, the Company adjusts its revenue, trade accounts receivable, and related accounts to reflect the changes. During 2016, the Company adjusted its trade accounts receivable to reflect those amounts from current and prior years’ revenue that are reasonably expected to be received.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Receivable

In connection with the acquisition of the Holms Property (see Note 7), the Company granted to Holms Energy LLC (“Holms Energy”), which is owned by a former officer of the Company, a 5% overriding royalty payable on all revenue generated from the Holms Property for ten years from the date of the acquisition’s closing. In 2015, the Company had determined that payments made to Holms Energy had exceeded royalties payable and recognized a royalty receivable of $101,976 at December 31, 2015.

The Company discovered inconsistencies in the application of the methodology in calculating prior years’ royalty expense. The Company found that the royalty was often calculated and paid based upon gross royalty value rather than net royalty value and that certain items that should be excluded from the royalty payable calculation and payment were not excluded.

In 2016, the Company engaged a forensic accounting firm to review operator production statements and the past royalty expense calculations from 2011 to December 31, 2015. The firm’s work resulted in adjusting the royalty receivable from Holms Energy to $475,388 as of December 31, 2016.

Related Party Payable

The balance sheet also includes Royalty Payable account. The payable account balance as of December 31, 2016 was $232,423. This reflects the royalty expense the Company has incurred relative to the Holms Energy for royalties recognized during 2016.

The Statement of Operations for the year ended December 31, 2016, includes $75,000 of salary expense attributed to Val Holms’ (“Holms”) salary from January 1, 2016 through the termination of his employment on May 9, 2016. The Leave of Absence Agreement (“LOAA”) that Holms entered into in March 2015 required that Holms’ salary continued to be paid pending the outcome of the internal investigation, conditioned upon Holms cooperation in that investigation. Holms was notified by the Company in November 2015 of various breaches of the LOAA. Since Holms failed to fulfill his requirements under the LOAA, beginning January 1, 2016, the funds were paid to an escrow and held there until the earlier of either (a) the expiration of the statute of limitations Holms had to claim the funds under a wrongful termination act had expired or (b) resolution of the Company’s claims against Holms. Accordingly, the funds were released to the Company on May 9, 2017.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Office Lease Commitment

On June 1, 2016, the Company entered into a four-year office lease for executive offices at 825 Great Northern Boulevard, Expedition Block Suite 304, Helena, MT 59601. The base monthly rent is $1,672 for the first year; $1,822 second year; $2,000 third year; and $1,950 the fourth year. The lease agreement includes additional provisions for property taxes, condo fees, and utilities.

Litigation

The Company has been and is currently party to various legal proceedings and claims which have arisen principally from shareholders and other parties related to the Company. The Company reviews its legal proceedings and claims and establishes loss accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated. Similarly, we do not record assets from judgements/settlements the Company may have in its favor until the likelihood of collection of such is highly probable.

The Company does not record an accrual when the likelihood of loss being incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures will be made for material matters as required by ASC 450-20, Contingencies - Loss Contingencies. The Company's assessment of whether a loss or a gain is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter following all appeals.

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s former CEO, Val Holms. The Complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. After various court proceedings, the Washington Court of Appeals affirmed a trial court’s ruling against the plaintiff and reversed the trial court’s ruling against certain of the defendants. The Company believes the possibility of any future economic damages to BRI to be unlikely as a direct result of this Washington litigation. When the Company filed the appeal with the Washington Court of appeals, the Company was required to post a bond of $462,485. This amount is identified on the income statement as Settlement Expense. Upon the successful appeal, the bond was returned to the Company in early 2017.

Bakken Resources, Inc. v. Holms et al., Case No. DDV 2016-612, First Judicial District Court, State of Montana, Lewis & Clark County (July 21, 2016). The Company filed for a Temporary Restraining Order and Preliminary Injunction in response to the an attempted takeover on July 20, 2016 by a group led by Allan Holms who is also the plaintiff in the Washington action described immediately above. This TRO was granted on July 22, 2016. This group led by Allan Holms filed an Answer, Affirmative Defenses, and Third-Party Claims against the Company, Dan Anderson, Karen Midtlyng and corporate counsel (i.e. Wesley J. Paul) on August 8, 2016. The court extended the restraining order on August 9, 2016. The Court again extended the restraining order on December 20, 2016. On or around October 19, 2016, this Court issued a temporary restraining order to halt a planned annual meeting of the Client set for October 25, 2016 until 60 days following this Courts' determination regarding whether the events of July 20, 2016 by the attempted takeover group resulted in change of control of the Company and also temporarily enjoining the Company from allowing Eagle Private Equity to vote on any matters. A hearing relating the Annual Meeting TRO was held in December 2016 and the Company elected not to oppose the hearing pending the resolution of various motions filed in this Montana case and the proceedings in Nevada. Multiple motions remain pending in this matter, including motions to dismiss the Third-Party Claims and motions to stay filed by the Company in this matter.

On June 6, 2012, the Company filed a Temporary Restraining Order and Verified Complaint for Injunctive Relief against McKinley Romero, Peter Swan Investment Consulting Ltd and IWJ Consulting Group, LLC, in connection with such defendants’ request to the transfer agent to remove restrictive legends from an aggregate of 4.7 million shares, which the Company believes were improperly obtained by the Defendants. The Company obtained a TRO from the Second Judicial District Court of the State of Nevada, County of Washoe on June 6, 2012 enjoining the defendants from seeking removal of the restrictive legends. On a scheduled hearing on June 26, 2012 the judge in this matter ruled in favor of the Company’s motion for a preliminary injunction. The order granting such preliminary injunction was issued from this court on August 14, 2012. Following the preliminary injunction bearing, the defendants failed to further defend against the Company’s claims, and a default judgment in favor the Company was issued on June 12, 2014. This judgment was later affirmed by the court following the defendants’ filing of a request to set aside the judgment.

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County. Mr. Gillis, the plaintiff in this matter (the “Gillis Case”), is the trustee of the Bruce and Marilyn Gillis 1987 Trust. Mr. Gillis alleged that the Company breached certain registration rights obligations pursuant to an equity investment made at or around November 2010. The Court in this this matter granted class certification and class notice in March 2014. The Company settled this matter in September 2014 for $200,000. This expenditure has been identified on this income statement as Settlement Expense.

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and T.J. Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols, and Wesley Paul, Case No. CV14 00544 (the “Graiwer Case”), filed in the Second Judicial District Court of the State of Nevada for Washoe County. Messrs. Graiwer and Jesky, the plaintiffs in the Graiwer Case, bring action on behalf of the Company derivatively, and the Company is also named as a nominal defendant. Messrs. Graiwer and Jesky are shareholders of the Company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment, and civil conspiracy against one or more of the named defendants. The Company is also informed that each of the other named defendants denies the validity of the claims made in the Graiwer case, and each intends to vigorously defend against such claims, as applicable. The plaintiffs in the Graiwer Case have agreed to dismiss all claims against all defendants except Val M. Holms, and such dismissal was approved approval by the Court on September 27, 2016.

On July 10, 2015, the Company filed the matter titled, Bakken Resources, Inc. v. Proland Services, LLC and Mary Cunningham, Case No. 6:15-cv-00065, United States District Court for the District of Montana, Helena Division. The Company initiated this breach of contract action on to recover costs and payments made to the Defendants under a contract to provide title services that was never completed. On January 30, 2017, the court entered a Default Judgment in favor of the Company against Proland Services and Mary Cunningham in the amount of approximately $176,000.

On November 4, 2015 the Company filed the matter titled, Bakken Resources, Inc. v. Joseph R. Edington, et. al., Case No. 15-cv-8686, United States District Court for the Southern District of New York. The Company brought this action for securities fraud and civil RICO against Joseph R. Edington, a former Company promoter, and his affiliates. Defendants in this action filed a motion to disqualify Client's counsel. On March 29, 2017 the Court denied the defendants' motion to disqualify counsel. On May 8, 2017, Defendants filed a motion to stay the proceedings pending outcome of proceedings in Nevada and Montana. The Client filed an opposition to this request for a stay and this matter is currently pending before the Court.

The Bakken Resources Inc. bylaws state that the Company will indemnify officers and directors for actual and reasonable amounts incurred while acting as an agent of the corporation. Val Holms’ attorneys have submitted invoices to Bakken through December 31, 2016 for direct payment totaling more than $394,930. These services include the Graiwer lawsuit and investigation related defense costs, as well as a litany of other services that do not pertain to any litigation. The Company has reviewed all submitted charges. The Company paid all billings that appear to be indemnifiable under the Company’s bylaws and Val Holms’ Leave of Absence Agreement. Consequently, $277,720 in services billed have not been reimbursed nor accrued as legal fees expense.

As of December 31, 2016, and 2015 the Company did not believe that there was sufficient information available regarding any of the litigations the Company is party to estimate or recognize any material loss accrual or settlement gain. Accordingly, no disclosure of a potential range of loss has been made related to these matters. In the opinion of management, the ultimate resolutions of all unresolved legal proceedings are not expected to have a material effect on the Company's financial position.

NOTE 11 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2016 and 2015, the Company generated no taxable income and incurred no total income tax provision in either year. The resulting net operating losses have been carried back to prior years resulting in an income tax refund of prior taxes paid, and an income tax benefit.

Internal Revenue Code Section 382 limits the amount of net operating losses that can be carried forward after a change of control. The triggering event that occurred on July 20, 2016 may result in a limitation of the Company’s net operating loss carryback. The Company is still assessing the impact that the Section 382 limitation may impose.

The (benefit) provision for income taxes consists of the following for 2016 and 2015:

	2016	2015
Current:
Federal	$(290,000)	$(151,276)
State	(15,149)	(45,497)
Deferred
Federal	(120,929)	-
State	(22,458)	-
Income tax (benefit) provision	$(448,536)	$(196,773)

At December 31, 2016 and 2015, the Company’s deferred tax assets (liabilities) are as follows:

	2016	2015
Changes in mineral interest carrying values not
deductible for tax		$106,400
Deferred gain on mineral asset sale		(68,000)
Deferred taxes on unrealized gains	$(143,387)	-
Net operating loss carry forward	450,057	-
Total deferred tax asset	306,670	38,400
Allowance for deferred net tax asset	(306,670)	(38,400)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the Federal income Tax Rate to pre-tax income from continuing operations due to the following items:

	2016	2015
Income tax (benefit) provision at statutory rate	$(722,198)	$(295,449)
Effect of state income taxes	(101,999)	(58,221)
Change in valuation allowance	268,270	-
Debt conversion costs	210,000	-
Other differences, including meals	2,202	-
Tax return to tax accrual adjustment	38,576	156,897
	(305,149)	(196,773)
Deferred taxes on unrealized gains	(143,387)	-
Income tax (benefit) provision	$(448,536)	$(196,773)

At December 31, 2016, the Company has federal net operating loss (“NOL”) carry forwards of approximately $1 million that expires in 2037. In addition, the Company has State net operating loss carry forwards of approximately $1 million that expire in 2024 and in 2037.

At December 31, 2016 and 2015, the Company had deferred tax assets arising principally from net operating loss carry forwards for income tax purposes. As management cannot determine that it is more likely than not that the benefit of the net deferred tax asset will be realized, a valuation allowance equal to 100% of the net deferred tax assets has been recorded at December 31, 2016 and 2015.

During the years ended December 31, 2016 and 2015, there were no material uncertain tax positions taken by the Company. The Company’s federal income tax filings are subject to examination for the years 2014 through 2016. The Company has no unrecognized tax benefits at December 31, 2016 or 2015.

NOTE 12 – SUBSEQUENT EVENTS

●	Allan Holms filed a Form 5 and Schedule 13D on February 14, 2017, claiming to have acquired approximately 26 million shares of Common Stock from his half-brother, Val M. Holms, to which the Company responded in a Current Report on Form 8-K filed with the Commission on February 16, 2017. On February 21, 2017, the Company filed a verified complaint in Nevada against Allan Holms, Manuel Graiwer, and Doe Defendants 1-10 and Doe Entities I-X, seeking injunctive relief, declaratory relief, as well as claims for conversion and fraud. The claims stem from Defendants’ improperly attempting to convey ownership of Val Holms’ shares to Allan Holms as well as Graiwer’s improper receipt of $19,929.00 as a finders’ fee for bringing investors to the company. On March 17, 2017 the case was removed to the United States District Court for the District of Nevada. The Company filed an emergency motion to extend the Nevada TRO in federal court on March 24, 2017. The federal court TRO was granted on March 28, 2017. On April 13, 2017 the parties filed a Stipulation and Order to Extend the Temporary Restraining Order and to Vacate the Hearing on Preliminary Injunction. The Stipulation and Order were approved on April 17, 2017. The Company has since prevailed on a motion for remand back to the Nevada state court.

●	The Company made a claim in excess of $3 million dollars against the Val Holms estate to recover costs associated with the internal investigation and tangential activities as well as to recover amounts due from excess override payments.

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

Our management, with the participation of our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2016 because certain elements of an effective control environment were not present including the financial reporting processes and procedures, and internal control procedures by our board of directors. The material weaknesses identified include the following:

●

There exists a significant overlap between management and our board of directors, with two of our six directors being members of management (although during part of 2016, our CEO was on leave of absence being terminated in May 2016). This does not allow for multiple levels of supervision and review.

●

Additionally, since we only have one full time employee and a full-time contractor, it has not been possible to ensure appropriate segregation of duties between incompatible functions, and formalized monitoring procedures have not, as of December 31, 2016, been established or implemented.

Based on this assessment and the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2016.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of and participation of our management, including our Chief Financial Officer ("CFO"), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15 under the Exchange Act) as of December 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Company management, including our CFO as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our CFO has concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

The following table sets forth the directors and executive officers of BRI as of December 31, 2016. The previous directors of BRI appointed the nominees designated by Holms Energy as members of the board of directors of BRI. Subsequently, the current officers and directors of BRI resigned their positions at BRI, clearing the way for the appointment of new executive officers by the new board of directors of BRI. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position
Dan Anderson	52	Chief Financial Officer and Director
Karen S. Midtlyng	58	Secretary and Director
Herman R. Landeis	84	Director
Bill M. Baber	65	Director
Douglas Williams	61	Director and Audit Committee Member
Dr. Solange Charas	55	Director and Audit Committee Chair

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

Dan Anderson – 52, Chief Financial Officer. Mr. Anderson graduated from the Montana College of Mineral Science and Technology in 1986 with a Bachelor of Science degree in Business Administration, Finance and Accounting. After graduation, Mr. Anderson served as the chief financial officer of a health care Company and was a partner in a consulting firm. Mr. Anderson has subsequently received a Master’s Degree in Business Administration, a graduate degree in banking, is a certified business adviser, and is a certified human resources specialist. Mr. Anderson has owned a number of small businesses in southwest Montana for more than 20 years. On May 23, 2014, Mr. Anderson was appointed as the Company's Chief Financial Officer.

Karen S. Midtlyng – 58, Secretary and Director. Ms. Midtlyng has an associate degree from the University of Montana, Helena College of Technology (formerly Helena Vocational Technical Center). From 1978 to 2005, she was employed by U.S. Geological Survey (USGS), Water Science Center, Helena, MT. During her 27 years with the U.S.G.S. she was responsible for start to finish production of several U.S.G.S. scientific reports, fact sheets and electronic documents and co-authored several U.S.G.S. publications. From 2005 to 2010, she was an independent consultant, providing services for a small business in the Helena area, where she assisted in the establishment and implementation of certain business processes.

Herman R. Landeis – 84, Director. Mr. Landeis was the Western Region Tax Manager for Marathon Oil Corporation, based out of Casper, Wyoming, from 1972 until he retired in 1992. Previously, Mr. Landeis worked as a professional Draftsman for Marathon Oil Corporation from 1955 until 1972, except for a two year leave of absence to serve in the Military (Army), where he was honorably discharged. As a Tax Manager for Marathon Oil Corporation, he was responsible for and managed a variety of financial matters related to property tax negotiations, valuation of Company owned assets and property, and conducting various financial analysis on operations in the Western United States. These properties included the Interstate Pipeline running from Montana to Missouri, properties in Alaska, five off-shore platforms and numerous operating oil and gas properties in the Western United States. Since his retirement in 1992, he has acted as a consultant to the oil and gas industry related to special projects involving tax matters, appraisals and valuation of property. Mr. Landeis received a Certified License as a Professional Appraiser from the University of Nebraska in 1972.

Bill M. Baber – 65, Director. Mr. Baber has 37 years of experience in the field of drilling, completing, operating and maintenance of oil and gas wells. In addition, Mr. Baber also provides sources and arranges for the maintenance of oil/gas rigs and other heavy machinery used in drilling operations. Mr. Baber regularly consults with clients on drilling operations and regulatory requirements. For the past 15 years, Mr. Baber has conducted his business through his entity, Bill M. Baber Oil Field Equipment.

Douglas Williams – 61, Director. Mr. Williams is a Certified Public Accountant licensed in the State of Montana specializing in accounting, tax, internal controls, and regulatory compliance. Since graduating from University of Wyoming with a B.S. in accounting in 1985, Mr. Williams has overseen or performed such services for public companies, private companies, non-profits, and governments. Mr. Williams has owned and operated his own accounting practice in Helena, Montana since 2001. Before starting his own practice, he held related positions in Laramie, Wyoming. Mr. Williams was an administrative services director for the City of Laramie for six years, from 1994 to 2000. He was also a manager at Simonsen Mader Tschacher & Company, the second largest accounting firm in Wyoming, from 1991 to 1994. Before that, Mr. Williams was a senior staff accountant at McGladrey & Pullen from 1985 to 1991.

Dr. Solange Charas – 55, Director. Audit Committee Chair - Dr. Charas has more than 25 years of institutional experience with public and private companies both as an employee and a board member, particularly in the areas of corporate governance and human capital. Dr. Charas has served on various Board committees including audit and compensation committees. Dr. Charas has expertise in all areas of human capital management for national and global organizations, specifically in post-merger culture integration, aligning human capital performance to key economic performance indicators, human capital analytics, project management, and designing compensation plans. Dr. Charas serves as an adjunct professor for New York University’s School of Professional Studies, and she is currently CEO of Charas Consulting, Inc., a boutique human resources consulting firm in New York City, as well as the Chief Human Resources Officer and board advisor of Integral Board Group, LLC. Dr. Charas also serves on the Advisory Board of Rutgers University for the BigData@Rutgers program. Her past experiences include Chief Human Capital Officer for Praetorian Financial Group (now QBE), Senior Vice President of Human Resources for Benfield (now Aon) National Director at Arthur Andersen, Senior Manager at Ernst & Young, Manager of International Corporate Compensation for GE Capital Co. Dr. Charas holds a Ph.D. in Management from Case Western Reserve University, an MBA in Accounting and Finance from Cornell University, and a B.A. in International Political Economy from UC Berkeley.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company's executive officers, directors, and persons beneficially owning more than 10% of any class of voting securities (“significant holders”) to file initial reports of beneficial ownership and changes in beneficial ownership with the SEC. Based solely on our review of Forms 3, 4, and 5 furnished to us and on written representations from certain reporting persons, we believe that the directors, executive officers, and our significant holders have complied in a timely manner with all applicable filing requirements for the fiscal year ended December 31, 2016.

On February 14, 2017, Allan Holms claimed to have purchased approximately 13 million shares of the Company’s Common Stock from his half-brother, Val M. Holms, in August 2016 and another 13 million shares in December 2016. The Company disputes the validity of such transactions, but if these transactions were valid, there have not been any Forms 3, 4, or 5 filed by either Allan Holms or Val M. Holms relating to any of these alleged transactions.

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

Our Board of Directors amended the Company’s bylaws, which we disclosed in a Current Report on Form 8-K filed with the Commission on February 9, 2016. The amendments, among other things, permitted the board to stagger itself such that director terms would not all expire at the same time, and the Board retains sole authority with respect to making future amendments to our bylaws.

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

Board of Director Stipends

Like most publicly traded companies, the Company pays its independent directors an annual cash stipend that did not in 2016 include equity compensation. Each independent director receives a base stipend. In addition, directors serving on a board committee receive an additional cash stipend. The Company has developed and maintains a board stipend policy. The intent of the policy is to ensure that the Company has diverse and qualified directors serving its shareholders. Our directors devote significant time and effort to the Company which includes travel time, court proceedings, and committee and board meetings.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us for the fiscal years ended December 31, 2016 and 2015, to our Chief Executive Officer and Chief Financial Officer. Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal years 2016 or 2015.

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Val M. Holms
Pres, CEO, &
Director	2016	75,000(1)	0	0	0	0	-	0	75,000
Dan Anderson,
CFO & Director	2016							189,566	189,566
Val M. Holms
Pres, CEO, &
Director	2015	185,000	0	0	0	0	-	0	185,000
Dan Anderson,
CFO & Director	2015							178,097	178,097

(1)	This amount reflects the base salary for this position but is also subject to the provisions of Mr. Val Holms' Leave of Absence Agreement (LOAA) executed in March 2015. This amount was escrowed in 2016 following notice in November 2015 to Mr. Holms of his breaches to the LOAA. Following Mr. Holms' termination in May 2016, no further amounts were paid to Mr. Holms either directly or into escrow

Narrative Disclosure to Summary Compensation Table

Mr. Val M. Holms, President and CEO of the Company was appointed to his executive position on December 1, 2010. Mr. Holms' annual salary of $180,000 was agreed to be paid by the Company pursuant to his Employment Agreement entered into on February 1, 2011. In January 2013, the Board authorized the extension of Mr. Holms’ Employment Agreement. Mr. Holms’ employment was terminated in May 2016.

Mr. Dan Anderson is the Chief Financial Officer and a director. Mr. Anderson is and has been an independent contractor since being engaged in May 2014. The amounts indicated in the table above for services of Dan Anderson were paid to CFO Solutions, Inc., which is discussed further under item 13 of this report.

Outstanding Equity Awards at Fiscal Year End

There have been no options awards or equity awards given to any executive officers of BRI since inception on June 6, 2008, through the fiscal year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information about the beneficial ownership of our common stock on June 1, 2017, held by our directors and executive officers and by those persons known to beneficially own more than 5% of our capital stock. The percentage of beneficial ownership for the following table is based on 56,735,350 shares of common stock outstanding at April 15, 2017.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after June 1, 2017, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Beneficial Ownership of Current Directors, Executive Officers and 5% Holders of the Company

Name of Beneficial Owner (1)	Type and Number of Shares	Percent of Class of Outstanding Shares (2)
Val M. Holms Estate (3)	Common - 26,350,000	46.83%
Karen S. Midtlyng-	Common - 2,250,000	3.97%
Secretary, and Director
Herman R. Landeis - Director	Common - 250,000	*
Eagle Private Equity	Preferred - 600,000 (4)	100%
Bill M. Baber - Director	Common - 143,838	*
* Less than 1%

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company at 825 Great Northern Boulevard, Expedition Block, Suite 304, Helena, Montana 59601.

2.	Figures are rounded to the nearest tenth of a percent.

3.	Val M. Holms passed away in December 2016. His brother, Allan Holms, has asserted his ownership over the Common Shares that Val Holms previously owned and that are now held by the estate of Val M. Holms. The status of Allan Holms’ claim to ownership of these Common Shares is in question, has not been recognized, and is yet to be finally adjudicated.

4.	Each of Eagle Private Equity’s Series A Preferred shares have voting power equivalent to 100 common shares, such that Eagle Private Equity’s 600,000 shares of Series A Preferred have voting power equivalent to 60,000,000 shares of Common Stock.

Change in Control

Eagle Private Equity controls a majority of the votes through preferred shares as disclosed in a Current Report on Form 8-K filed on July 26, 2016.

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

Transactions With Related Persons, Promoters, and Certain Control Persons

Our reporting threshold under Item 404(3)(1) for fiscal year 2016 is $62,428.74, such that no transaction or series of transactions during the last two completed fiscal years for that amount or less triggers a reporting obligation under Item 404. We do not have any parent companies to disclose under Item 404(d)(3) but make the following disclosures listed below. All such disclosures are made in accordance with our Related Person Transaction Policy, available on our website at www.BakkenResourcesInc.com, by our appropriate independent directors in consultation with counsel.

a.	Dan Anderson, our CFO, is not an employee of the Company. He provides services through a private company under his control and ownership called CFO Solutions, Inc. Mr. Anderson’s $189,566 compensation is paid to CFO Solutions, Inc. The audit committee has reviewed this situation under our Related Person Transaction Policy. Had Mr. Anderson been a Company employee during 2016, his compensation would have been separately reportable as director or executive compensation, rather than under Item 404 as a related person transaction. As such, Mr. Anderson’s compensation would normally qualify for Standing Pre-Approval for Certain Interested Transactions under Section E of our Related Person Transaction Policy if Mr. Anderson were an employee. Under the circumstances, and upon consultation with counsel, the audit committee has concluded that Mr. Anderson’s indirect payment structure presents no material issues and is fair to the Company. We do not believe the Company is paying materially above market price or is otherwise exposed to any risk of fraud or other issues resulting from its arraignment with CFO Solutions, Inc.

b.	In connection with the Company's internal investigation, the Board of Directors determined, among other things, that our then-CEO Val M. Holms had an undisclosed material interest in a 2011 transaction and received a $200,000 kickback. In a September 27, 2011 Current Report on Form 8-K, the Company announced that it purchased mineral rights for $250,000 from seller Lincoln Green, Inc. in a transaction since referred to as the "Duck Lake" transaction. Lincoln Green then promptly transferred $200,000 to Holms Energy, LLC, which Mr. Holms controlled and owned outright. This transfer came to light in an unrelated review of certain matters by the Company in late 2014 and early 2015, prompting the Company to engage an independent outside investigator for the purpose of conducting an internal investigation. Mr. Holms then began an indefinite paid leave of absence pending completion of the internal investigation, which the Company announced in a Current Report on Form 8-K filed with the Commission on March 30, 2015. He indicated through counsel that the $200,000 transfer from Lincoln Green, Inc. to Holms Energy, LLC. was not an improper kickback, rather that it was repayment of long-standing a personal loan that Mr. Holms made to Lincoln Green, Inc.'s owner decades ago. The Board determined, however, that the $200,000 transfer in question was a kickback because Val M. Holms failed to provide credible evidence substantiating his claim regarding the bona fide nature of the $200,000 transfer in question. This determination, among others, prompted Mr. Holms' termination by the Board, which the Company announced in a Current Report on Form 8-K filed with the Commission on May 11, 2016. Mr. Holms' $200,000 transfer indirectly involved the Company because it traced back to Company funds used to purchase real property in the 2011 Duck Lake transaction. Following Mr. Holms' termination, the Company engaged forensic accountants to examine the period from 2011 through 2015, and such forensic accountants did not discover any additional kickback transactions during that period. In light of this, our Audit Committee and Board have adopted a Related Person Transaction policy along with certain procedures meant to detect similar conduct in advance and to respond appropriately.

Promoters and Certain Control Persons

None.

Director Independence

Our Board of Directors has determined that four of our six directors are currently “independent directors” as that term is defined in Rule 5605(a)(2) of the Marketplace Rules of the National Association of Securities Dealers. We are not presently required to have independent directors. If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2016 and 2015, are set forth in the table below:

	Year ended	Year ended
Fee Category	December 31, 2016	December 31, 2015
Audit fees (1)	$106,442	$48,024
Audit-related fees (2)	0	—
Tax fees (3)	—	—
All other fees (4)	1,335	—
Total fees	$107,777	$45,024

(1)	“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.

(4)	“All other fees” consists of fees billed for all services other than the services mentioned in the paragraphs above.

Audit Committee’s Pre-Approval Policies and Procedures

The Company formed an audit committee in December 2014 to take over the responsibilities previously carried out by the Board as a whole. The committee will pre-approve the engagement of our principal independent accountants to provide audit and non-audit services. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee or unless the services meet certain minimum standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	(1) Financial Statements See Item 8 in Part II of this report.

(2) All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(b)	(3) Exhibits specified by Item 601 of Regulation S-K.

EXHIBIT INDEX

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Certificate of Designation for preferred shares		8-K	3.1	05-10-16
3.3	Bylaws		8-K	3.1	02-16-16
4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.2	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.3	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.4	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.5	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.6	Employment Agreement by and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012		10-K	10.10	04-16-12
10.7	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated March 12, 2013		8-K	10.1	03-18-13
10.8	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated March 12, 2013		8-K	10.2	03-18-13
10.9	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	02-09-11
10.10	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	03-24-11
10.11	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11
10.12	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11
10.13	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009		10-K	10.14	04-15-11
10.14	Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation, dated September 8, 2003.		10-K	10.15	04-15-11
10.15	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004		10-K	10.16	04-15-11
10.16	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.17	04-15-11

10.17	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008		10-K	10.18	04-15-11
10.18	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.19	04-15-11
10.19	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005		10-K	10.20	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Mari Holms Trustees and The Armstrong Corporation dated September 9, 2003		10-K	10.21	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004		10-K	10.22	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.23	04-15-11
10.23	Form of Convertible Bridge Loan Agreement 2011		8-K	10.1	05-25-11
10.24	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011		8-K	10.1	09-27-11
10.25*	Purchase and Sale Agreement dated February 4, 2014		8-K	10.1	02-10-14
10.26	Indemnification Agreement with Oasis Petroleum, Inc. dated January 23, 2014		10-Q	10.28	05-20-14
10.28	Mineral Property Lease Agreement with First Amendment Between Bakken Resources, Inc. and Big Willow, LLLP, effective as of July 2014		10-Q	99.1	11-19-14
10.29	Convertible Loan Credit Agreement dated May 6, 2016 Between Bakken Resources, Inc. and Eagle Private Equity, LLC (including Option to Convert or Put Loans)	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Financial Officer and principal executive officer	X
99.1	Audit Committee Charter	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

* Exhibit 10.25 is subject to SEC’s confidential treatment order dated March 24, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Helena, MT on this 20th day of June, 2017.

BAKKEN RESOURCES, INC.

Date: June 20, 2017	By:	/s/ Dan Anderson

(principal executive officer)

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 20th day of June, 2017.

Date: June 20, 2017	By:	/s/ Dan Anderson
Dan Anderson
Chief Financial Officer and Director

Date: June 20, 2017	By:	/s/ Karen Midtlyng
Karen Midtlyng
Secretary and Director

Date: June 20, 2017	By:	/s/ Bill M. Baber
Bill M. Baber
Director

Date: June 20, 2017	By:	/s/ Herman R. Landeis
Herman R. Landeis
Director

Date: June 20, 2017	By:	/s/ Solange Charas
Solange Charas
Director and audit committee chair

Date: June 20, 2017	By:	/s/ Douglas L. Williams
Douglas L. Williams
Director and audit committee member