Form 10-Q
period 2016-03-31
BAKKEN RESOURCES INC
filed 2017-10-03
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Yes [   ]     No [X]

The number of shares of issuer’s outstanding common stock as of March 31, 2016 was 56,735,350.

BAKKEN RESOURCES, INC.
FORM 10-Q

Bakken Resources, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the period ending March 31, 2016, concurrently with Quarterly Reports for the periods ending June 30, 2016 and September 30, 2016. Exhibit indexes and certain other disclosures are made as of the filing date.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	31-Mar-16	31-Dec-15
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,072	$228,952
Accounts receivable - trade	719,618	683,146
Related party receivable	110,652	101,976
Prepaid expenses	34,442	61,876
Other receivables	271,279	390,524
Income tax refunds receivable	470,487	354,951
Investments available for sale	4,135,216	4,005,777
Total current assets	5,826,766	5,827,202

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $31,036 and $30,410	2,352	2,977
UNPROVED MINERAL RIGHTS AND LEASES	801,941	801,941
Total Assets	$6,631,059	$6,632,120
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$58,252	$114,921
Accrued liabilities	111,440	74,324
Total Liabilities	169,692	189,245

COMMITMENTS AND CONTINGENCIES ( Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	–	–
Common stock, $.001 par value, 100,000,000 shares authorized, 56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital	3,510,759	3,510,759
Accumulated other comprehensive income, net of tax	77,459	2,313
Retained earnings	2,816,414	2,873,068
Total Stockholders' Equity	6,461,367	6,442,875
Total Liabilities and Stockholders' Equity	$6,631,059	$6,632,120

See accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	(unaudited)
	Three Months Ended
	March 31,
	2016		2015
REVENUES		$99,954		$222,625

OPERATING EXPENSES
Depreciation and depletion		626		1,570
Payroll		79,670		83,854
Professional fees		187,253		211,420
General and administrative expenses		71,542		27,236
Total Operating Expenses		339,091		324,080
LOSS FROM OPERATIONS		(239,137)		(101,455)
OTHER INCOME (EXPENSES):
Interest income		1,339		654
Dividend Income		11,790
Realized loss on investments		(2,695)
Total other income (expenses)		10,434		654

NET LOSS BEFORE INCOME TAXES		(228,703)		(100,801)
Income tax benefit (provision)		172,049		22,844
NET LOSS		$(56,654)		$(77,957)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on investments, net of tax		75,146		-
TOTAL COMPREHENSIVE INCOME (LOSS)		$18,492		$(77,957)
NET INCOME (LOSS) PER COMMON SHARE
–BASIC	$	Nil	$	Nil
–DILUTED	$	Nil	$	Nil
Weighted average common shares outstanding:
– basic		56,735,350		56,735,350
–diluted		56,735,350		56,735,350

See accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)
	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,654)	$(77,957)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation expense	626	1,570
Realized loss on investments	2,695
Deferred income taxes on unrealized investment gains	(53,309)
Change in operating assets and liabilities:
Accounts receivable - trade	(36,472)	219,333
Related Party Receivable	-	37,062
Other receivables	119,245	(98,190)
Income tax refunds receivable	(115,536)	-
Prepaids	27,434	(22,213)
Accounts payable	(56,671)	(78,175)
Royalty payable to related party	(8,676)	-
Accrued liabilities	37,116	(21,710)
Income tax payable		114,687
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(140,202)	74,408

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments, net	(3,678)
Cash provided from restricted cash asset		170,000
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(3,678)	170,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(143,880)	244,410
Cash at beginning of period	$228,952	6,334,092
Cash at end of period	$85,072	$6,578,500

See accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the years ended December 31, 2015 and 2016 and notes thereto contained in the information as part of the Company’s Annual Report on Forms 10-K filed with the SEC on September 30, 2016 and June 20, 2017, respectively. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. Reclassified amounts are immaterial to the financial statements.

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

During the three months ended March 31, 2016 and 2015, the Company recognized no impairment of its oil and gas properties.

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

The Company has assets measured at fair value on a recurring basis (See Note 3). As of March 31, 2016, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with oil and gas producing properties, and mineral rights and leases, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

NOTE 2 – RELATED PARTY TRANSACTIONS

Eagle Private Equity

In May, 2016, the Company entered into a transaction with Eagle Private Equity whereby Eagle provided the Company with a $1 million acquisition-line credit facility. The events of July 20, 2016 (see Note 7) triggered Eagle’s right to put and convert loans, which Eagle exercised by obtaining 600,000 shares of the Company’s Series A Preferred Stock, with voting rights equivalent to 60 million shares of common stock. The Eagle transaction documents executed in May 2016 also contemplated a renewal, at the Company’s option, at the expiration of the term of original facility.

Following the expiration of the Eagle credit line in January 2017, the Company entered into negotiations for an extension/renewal of the credit line, a potential redemption of preferred Series A shares obtained by Eagle in connection with the attempted takeover of July 20, 2016, and a consulting agreement pertaining to debt and equity underwriting services.

In the first quarter 2017, the Company had certain negotiations relating to such extension/renewal of the Eagle facility and the redemption of the preferred Series A shares. However, the Company did not close on this proposed additional transaction with Eagle, but placed $250,000 into a fully-refundable escrow to secure the rights to close the proposed extension/renewal, renegotiate key terms, or abandon the proposed extension/renewal. The $250,000 placed into escrow represents, in part, potential fees associated with the renewal and execution of the stock redemption agreement. These funds will remain in escrow until such time as the parties elect to terminate such escrow. If the extension/renewal closes and the redemption is exercised, then all or a portion of the $250,000 will be remitted to Eagle.

Related Party Receivable

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy LLC (“Holms Energy”), which is owned by a former officer of the Company, a 5% overriding royalty payable on all revenue generated from the Holms Property for ten years from the date of the acquisition’s closing. In 2015, the Company had determined that payments made to Holms Energy had exceeded royalties payable and recognized a royalty receivable as of March 31, 2016, and December 31, 2015, of $110,652 and $101,976, respectively. The royalty expense for the three months ended March 31, 2016 and 2015 is $ 43,760 and $119,101, respectively.

Big Willow Lease

On July 9, 2014, the Company’s CEO entered into a two-year lease agreement on 28,000 gross acres (approximately 9,300 net mineral acres) in southwest Idaho. The agreement, referred to as the Big Willow lease, included a two year primary term with the option to extend for an additional term. The Idaho lease contemplated that the property will be eventually operated by Holms Energy Development Corporation, an entity that is controlled by the Company’s former CEO. Terms of such arrangements between the Company and Holms Energy Development Corporation have not been considered and approved by the disinterested members of the Company’s Board of Directors. See Note 5 below for additional information relating to the Idaho Lease.

NOTE 3 – INVESTMENTS AVAILABLE FOR SALE

In December 2015, the Company invested cash into an investment portfolio. The portfolio is composed of available-for-sale investments consisting of equities, fixed income, and money market securities.

The investment portfolio had unrealized gains of $75,146, net of deferred income taxes. Deferred income taxes related to the unrealized gains were $53,309. All unrealized gains and losses have resulted from changes in fair value during the last 3 months.

The fixed income portfolio includes one $100,000 bond maturing in 2-5 years and one $100,000 bond maturing in 5-10 years.

Money market funds, publicly traded equity securities, and other available-for-sale investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Corporate bonds were priced by independent pricing services and are classified within Level 2 of the fair value hierarchy. These independent pricing services use market approach methodologies that model information generated by transactions involving identical or comparable assets.

The table below set forth the Company’s investments measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Money Market Funds	$427,039			$427,039

Fixed income investments:
Corporate obligations		$206,761		206,761
Fixed income mutual funds		634,040		634,040
Publicly traded equities	$1,910,446			1,910,446
Other investments:
Real estate funds	381,208			381,208
Managed investment funds	575,722			575,721
Total	$3,294,415	$840,801		$4,135,216

NOTE 4 – INCOME TAXES

During the three months ended March 31, 2016, aggregate income tax expense totaled $0. During the three months ending March 31, 2016 The Company’s income tax benefit of $172,049 for the three months ended June 30, 2016, results primarily from expected income tax refunds receivable and the tax effect on unrealized gains on investments. The Company’s income tax benefit of $22,844 for the three months ended June 30, 2015, results primarily from expected income tax refunds receivable.

NOTE 5 – BIG WILLOW LEASE - IDAHO

On July 9, 2014, the Company’s CEO entered into a two-year lease agreement on 28,000 gross acres (approximately 9,300 net mineral acres) in southwest Idaho. The agreement, referred to as the Big Willow lease, included a two year primary term with the option to extend for an additional term.

On October 15, 2014, the lease was amended to extend the bonus payment date to December 15, 2014. Along with the lease amendment, a $250,000 bonus payment was paid. In April 2015, the Big Willow lease has been extended a second time to June 15, 2015, pending the completion of title work. This lease extension included a $105,000 bonus payment. As a result of the lease amendments, the final bonus payment was increased by $5,000 to compensate the leaseholder for additional costs incurred by the lease amendments. The Big Willow lease was subsequently terminated in July of 2016 (see Note 7)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Office Lease Commitment

On June 1, 2016, BRI entered into a four-year office lease for executive offices at 825 Great Northern Boulevard, Expedition Block Suite 304, Helena, MT 59601. The base monthly rent is $1,672 for the first year; $1,822 second year; $2,000 third year; $1,950 fourth year; and $2,000 fifth year. The lease agreement includes additional provisions for property taxes, condo fees, and utilities.

Litigation

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s former CEO, Val Holms. The Complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. After various court proceedings, the Washington Court of Appeals affirmed a trial court’s ruling against the plaintiff and reversed the trial court’s ruling against certain of the defendants. The Company believes the possibility of any future economic damages to BRI to be unlikely in this matter. When the Company filed the appeal with the Washington Court of appeals, the Company was required to post a bond of $462,485. This amount was identified on the income statement as Settlement Expense in 2014. The bond was returned to the Company in February 2017 following a successful appeal.

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and T.J. Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols, and Wesley Paul, Case No. CV14 00544 (the “Graiwer Case”), filed in the Second Judicial District Court of the State of Nevada for Washoe County. Messrs. Graiwer and Jesky, the plaintiffs in the Graiwer Case, brought action on behalf of the Company derivatively, and the Company is also named as a nominal defendant. Messrs. Graiwer and Jesky are shareholders of the Company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment, and civil conspiracy against one or more of the named defendants. On September 27, 2016, the court ordered a Final Judgment dismissing all defendants except for Val M. Holms, The Company remains in the Graiwer Case as a nominal defendant. Management of the Company assesses the likelihood of the plaintiffs’ chances to prevail as remote.

Consolidated with the Graiwer Case is a case that Val M. Holms filed in May 2016 against the Company. Holms v. Bakken Resources, Inc., et al., Case No. CV 16-01086 (2d Jud. Dist. Nev., Washoe Cnty. 2016) (consolidated with the Graiwer Case). Shortly after consolidation into the Graiwer case, the Nevada court on July 14, 2016 issued findings that included a finding that Val M. Holms lacked a reasonable probability of success on his claims. Then on July 20, 2016, Allan Holms asserted proxies he obtained from his brother Val M. Holms and 22 other shareholders in the attempted hostile takeover described in the Company's July 26, 2016 Current Report on Form 8-K. Based on those actions, the Company obtained a July 22, 2016 TRO that was effectively converted into a preliminary injunction on November 1, 2016. The TRO found that Allan Holms’ proxies and takeover attempt were likely invalid and ineffectual, and accordingly it preserves the Company's current composition and leadership without regard to Allan Holms' attempted takeover. The Company also submitted counter claims related to a contest for control of Bakken. Because Val M. Holms passed away in December 2016, the Estate of Val M. Holms now pursues the case on his behalf.

Also consolidated with the Graiwer Case is an action filed by the Company against Allan Holms and Manuel Graiwer. On February 21, 2017, the Company filed claims against Allan Holms, Manuel Graiwer and other yet unnamed defendants. Bakken Resources, Inc v. Allan Holms et al., Case No. CV 17-00360 (2d Jud. Dist. Nev., Washoe Cnty. 2017) (the “Allan Holms NV Case”). The Allan Holms NV Case was brought following public disclosures made by Allan Holms in early February 2017 that he had acquired and/or purchased shares that were previously held by the Company’s CEO, Val Holms. Allan Holms claimed that he acquired these shares prior to Val Holms’ death in late December 2016. The Company’s claims against Allan Holms include fraud and injunctive relief. The Company’s claims against Manuel Graiwer involve Mr. Graiwer’s improper receipt of approximately $20,000 under the guise of false legal invoices. A temporary restraining order enjoining Allan Holms from claiming ownership of the shares in the name of Val Holms was granted on February 21, 2017, and the applicable parties to this portion of this action have stipulated to the extension of this TRO for the duration of this case.

The Bakken Resources Inc. bylaws state that the Company will indemnify officers and directors for actual and reasonable amounts incurred while acting as an agent of the corporation. Val Holms’ attorneys have submitted invoices to Bakken through September 30, 2016 for direct payment totaling more than $394,930. These services include the Graiwer lawsuit and investigation related defense costs, as well as a litany of other services that don’t pertain to any litigation. The Company has reviewed all submitted charges. The Company paid all billings that appear to be indemnifiable under the Company’s bylaws and Val Holms’ Leave of Absence Agreement. Consequently, as of September 30, 2016 $277,720 in services billed have not been reimbursed nor accrued as legal fees expense. It is management’s assessment that the Company’s bylaws preclude payment of these invoices and the likelihood that the Company will have any material liability due as a result of these expenses is remote.

The nature of these commitments and contingencies is such that management cannot accurately determine what impact, if any, they may have on results of operation, cash flows, and financial statements. Management believes, however, it is unlikely that any adverse impact will occur from these commitments and contingencies.

NOTE 7 – SUBSEQUENT EVENTS

Val Holms’ Termination: The Company’s founder and CEO, Val M. Holms, was terminated in May 2016 on the basis of receiving kickbacks, fraud and other allegations levied against him.

Eagle Private Equity Transaction: In May 2016, the Company entered into a financing agreement with Eagle Private Equity (“Eagle”). The Eagle transaction provides a non-revolving line of credit not to exceed $1,000,000 and primarily intended for the acquisition of non-working interest assets. The Convertible Loan Credit Agreement is convertible into Series A preferred stock in certain circumstances. Series A preferred stock generally holds common stock voting rights equivalent to 100 shares of common stock for each share of series A preferred stock.

The agreement includes conversion rights if certain triggering events occur. On July 20, 2016, a triggering event occurred (see Attempted Takeover below), which granted Eagle the right to put up to $1 million loans to the Company and convert debt. Eagle put $600,000 in loans and subsequently converted such loans into equity (600,000 preferred shares) having the voting equivalent of 60 million shares of the Company’s common stock.

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

Attempted Takeover: On July 20, 2016, Val Holms’ half-brother, Allan Holms, attempted a takeover of the Company. Allan Holms and an armed security force attempted to remove the existing Board of Directors, remove current management, remove all counsel and suspend litigation, and take control of the Company’s cash assets. Allan Holms purported to hold proxies from Val Holms and other shareholders representing a majority of the Company’s common stock. The Company believes such proxies were improperly and illegally obtained. The Company has filed for and received temporary restraining orders in Montana and Nevada enjoining, among other things, Allan Holms from taking such takeover actions in Montana and from Val Holms from providing proxies relating to his shares, pending preliminary hearings. A hearing in Montana has taken place and is pending a decision. Hearings in Nevada extended such TROs until trial in Nevada.

Roil Lawsuit Appeal: In August 2016, the Washington State Appellate Court ruled to affirm the lower court’s ruling that Allan Holms and Roil Energy, LLC did not have any claims to the Company’s assets and also ruled to overturn the lower court’s ruling that found certain fraud and awarded Allan Holms certain attorney’s fees. The Company had posted a $462,000 appeal bond as part of the appeal process. The plaintiffs petitioned the Washington State Supreme Court for review which was denied in January 2017. As of March 31, 2016, the Company has not recorded the receivable, however, the appeal bond was returned to the Company in 1Q 2017.

Allan Holms Nevada Action: Allan Holms filed a Form 5 and Schedule 13D on February 14, 2017, claiming to have acquired approximately 26 million shares of Common Stock from his half-brother, Val M. Holms, to which the Company responded in a Current Report on Form 8-K filed with the Commission on February 16, 2017. On February 21, 2017, the Company filed a verified complaint in Nevada against Allan Holms, Manuel Graiwer, and Doe Defendants 1-10 and Doe Entities I-X, seeking injunctive relief, declaratory relief, as well as claims for conversion and fraud. The claims stem from Defendants’ improperly attempting to convey ownership of Val Holms’ shares to Allan Holms as well as Graiwer’s improper receipt of $19,929.00 as a finders’ fee for bringing investors to the company. On March 17, 2017 the case was removed to the United States District Court for the District of Nevada. The Company filed an emergency motion to extend the Nevada TRO in federal court on March 24, 2017. The federal court TRO was granted on March 28, 2017. On April 13, 2017 the parties filed a Stipulation and Order to Extend the Temporary Restraining Order and to Vacate the Hearing on Preliminary Injunction. The Stipulation and Order were approved on April 17, 2017. The Company has since prevailed on a motion for remand back to the Nevada state court and to consolidate this action with the other two Nevada actions into an overall consolidated action.

Estate Claims: In April 2017, the Company made a claim in excess of $3 million dollars against the Val Holms estate to recover costs associated with the internal investigation and tangential activities as well as to recover amounts due from excess override payments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified in the 2015 Annual Report in the section entitled “Risk Factors.”

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

During the first quarter 2016, the Company received royalty and overriding royalty payments on eighty-seven (87) producing oil wells, eighty-five (85) of which also produce natural gas. This production and proved reserves are as follows:

	Producing	Average	Proved	Percent	2016
	Wells	Daily	Reserves	Proved	Average
		Production		Developed	Price
Crude Oil	87	9,134 Bbls	52,802,447 Bbls.	28%	24.66
Natural Gas	85	11,667 MCF	80,603,008 MCF	22%	1.66
Bbls = Barrels MCF = thousand cubic feet

Leases comprising the Company’s mineral rights provide an average 17% lease interest in production-based revenue before accounting for overriding royalties held by third parties. We acquired our mineral rights from a related Nevada company named Holms Energy LLC. (“Holms Energy”), which retained a 5% overriding royalty that will remain until November 2020. Holms Energy’s overriding royalty is set to expire in November of 2020. Therefore, we expect to hold our current average 12% royalty (viz. 17% less 5%) from the oil and gas produced until November 2020. Upon expiration of Holms Energy’s overriding royalty, the 5% will revert back to the Company.

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

The Company maintains a table on its website with information about wells in which it has mineral interests. That table is available at http://www.bakkenresourcesinc.com/WellActivity/.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016

Key Trends.

●	Oil and Natural Gas Prices: Oil and natural gas unit prices have declined sharply since hitting highs in June 2014. Currently, these unit prices are 76% lower than their 2014 peak and down 38% from first quarter 2015. While we believe prices will gradually increase, it may be some time before they return to levels greater than $70 per barrel.

●	Oil and Natural Gas Production Levels: Crude oil production declined in the first quarter by 25%. Natural gas increased by 8% from 2015. The oil decrease can be attributed to several wells that have temporarily stopped production for maintenance and to allow the completion of new wells on common pads.

●	Net Royalty Interest: The first quarter average net royalty interest (.73%) declined slightly from 2015. As new wells begin producing, we expect the net royalty interest will continue to decline. New wells that begin producing in 2016 are expected to produce from the Three Forks Formation. The Company has significantly lower net royalty interest in the wells producing from the Three Forks Formation. The Company also anticipates some new producing wells will have lower net royalty interests.

●	Legal and Investigation Related Costs: Operating expenses have increased due to high legal fees which are attributed to ongoing litigation and the ongoing internal investigation.

Collectively, these trends have created an operating loss for the first three months of 2016.

Unit prices are expected to increase over the next two years driving revenue upward. Legal fees are expected to decrease significantly as the remaining lawsuits are resolved and the investigation costs end.

Revenue. We generated net revenue (gross revenue less production taxes and deductions) for the three months ended March 31, 2016 totaling $99,954 compared to revenue of $222,625 for the three months ending March 31, 2015. The decrease relative to 2015 reflects declining oil and natural gas unit prices thirty-eight percent (38%), lower net royalty interest, and significantly lower crude oil production. For the three months ending March 31, 2016, oil production totaled 822,133 barrels versus 1,090,654 barrels during the first three months of 2015. This represents a twenty-five percent decrease (25%). Natural gas totaled 1,050,057 MCF for the three months ending March 31, 2016 versus 975,369 in 2015, an eight percent (8%) increase.

While lower unit prices and lower crude oil production affected revenue, the Company’s net royalty interest declined slightly in the first quarter after decreasing, continuing a trend that began in 2014. The Company’s net royalty interest is affected by the acreage attributed to each spacing unit as well as the producing formation. The increase in the number of wells producing from the Three Forks Formation producing wells decreases our net royalty interest because the Company only accrues a two (2) percentage point retained royalty on these wells. Similarly, as the Company’s well portfolio grows in areas where our acreage is lower, the average net royalty interest declines.

Revenue is driven by product unit prices, volume, and net royalty interest. Although the Company sold thirty-three percent (33%) of its mineral rights in 2014 and production unit prices have declined more than seventy-six percent (76%) since 2014 highs, new well production is partially offsetting lower prices. As unit prices rebound, new production will continue to drive revenue and profitability. The State of North Dakota establishes spacing rules that dictate how many wells can be drilled and operated over a defined area (acres). Based on current spacing units, the Company has current well capacity totaling one hundred ninety wells (190). Therefore, the Company has capacity for an additional eighty (80) wells. These potential additional wells offer little risk since they will be drilled into known reserves where existing wells are already producing successfully.

Typically, royalty checks from oil well operators can be delivered anytime between sixty (60) to one hundred and fifty (150) days following the month of initial production. Following oil well production, the operator will usually seek a division order title opinion from an attorney which would describe the ownership of the production. Following issuance of this opinion, the operator generally issues division orders which set forth payments to the royalty holders. North Dakota law requires payment of eighteen percent (18%) annual interest if royalty payments are not made within one hundred and fifty (150) days after oil or gas produced by the well is marketed. For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org. To date, the Company has not received any payments of interest for royalty payments that have not been made within 150 days of oil or gas production.

Operating Expenses. Operating expenses increased by five percent (5%) or, $15,011, from March 31, 2016 compared to March 31, 2015, driven by substantially higher general and administrative expenses. General and administrative expenses were $71,542 for the three months ended March 31, 2016 compared to $27,236 for the same period in 2015 reflecting higher insurance costs, investment account management fee, and board of director stipend fee. Legal costs are also decreasing as a result of Director and Officers insurance reimbursement for costs relating to the derivative lawsuit, and as the number of outstanding lawsuits has decreased. The operating loss for the first quarter 2016 totaled $239,137 versus $101,455 in the first quarter 2015. Lower revenue driven by lower unit prices were offset by lower operating costs and the income tax benefit.

Our material financial obligations include salaries paid to our current employee, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash and investments of $4,220,288 compared to $4,234,729 as of December 31, 2015.

Operating costs consist mainly of salaries, office rent and professional fees and is consistent with general operating cash used in prior quarters. Our recent rate of use of cash in operations for the three months ended March 31, 2016 has been approximately $89,917 per month compared to $108,026 per month during the three months ended March 31, 2015. The decrease reflects lower professional fees attributable to the number of lawsuits in which the Company is currently involved and the internal investigation costs. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity from royalty revenues related to sale of oil reserves of existing properties. No assurances, however, can be given that such royalties will continue to be received. As of March 31, 2016, the royalty revenues received have been sufficient to provide liquidity during the previous twelve months. If the Company does not generate sufficient revenues it will continue to finance operations through equity or debt financings.

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

We have information that an additional thirty seven (37) wells are either permitted, drilling, or are in confidential status. Although we believe that our income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, there can be no assurance that we will be successful in addressing operational risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Item 3. CONTROLS AND PROCEDURES

The Company retained a forensic accounting firm to review prior year’s financial statements. The Company anticipates that the forensic accounting firm will complete its review by year end.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of and participation of our management, including our Chief Financial Officer ("CFO"), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15 under the Exchange Act) as of December 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Company management, including our CFO as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our CFO has concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Derivative Litigation

A March 2014 derivative action filed by two shareholders, Manuel Graiwer and TJ Jesky, against the Company, its leadership, and its counsel has been largely resolved with respect to the original claims, though a trial is schedule for October 2017 in relation to other matters concerning Company control. Graiwer v. Holms, Case No. CV12 00544 (2d Jud. Dist. Nev., Washoe Cnty. 2014) (the "Graiwer Case"). The original claims revolve around interpretation of a 2010 private placement memorandum stating that the Company "shall pay" Holms Energy "a royalty for . . . (10) years . . . of 5% over-riding royalty on all revenue received by" the Company from "production of oil and gas on the Holms Property." The Company contracts with Lessees to receive a percentage of revenue generated by Lessees. Plaintiffs maintained that the Company should only pay Holms Energy 5% of the percentage it receives from Lessees and keep the rest, but the Company maintains that it should (and its practice has always been to) pay 5% of revenue generated by Lessees from the Holms Property and then keep the rest paid under contract by Lessees. A fuller explanation the Company's practice in this respect is presented in Item 2 of this Report under the heading "Description of Oil Leases and Oil Production." Briefly, however, under a hypothetical contract leasing the Holms Property to a Lessee that grants the Company a 15% landowner royalty, the Company's practice is to pay 5% to Holms Energy and to keep the remaining 10%. But Plaintiff's theory would have the Company pay Holms Energy only 0.75%, which is 5% of 17%.

On September 27, 2016, the court ordered a Final Judgment dismissing all defendants except for Val M. Holms, the Company's former CEO who also owned Holms Energy until his passing in December 2016.

Consolidated with the Graiwer Case is a case that Val M. Holms filed in May 2016 against the Company. Holms v. Bakken Resources, Inc., et al., Case No. CV 16-01086 (2d Jud. Dist. Nev., Washoe Cnty. 2016) (consolidated with the Graiwer Case). Prior to consolidation, the court issued a May 24, 2016 temporary restraining order ("TRO") that enjoined the Company from drawing on the line of credit it opened with Eagle Private Equity in May 2016 and from taking any other action that could impact a contemplated stock sale between Manuel Graiwer and Val M. Holms. Shortly after consolidation into the Graiwer case, the court dissolved the TRO on July 14, 2016 upon findings that Val M. Holms lacked a reasonable probability of success on his claim, and that dissolving the order would not irreparably harm Val M. Holms because any harm could be addressed with money damages. Then on July 20, 2016, Allan Holms asserted proxies he obtained from his brother Val M. Holms and 22 other shareholders in the attempted hostile takeover described in the Company's July 26, 2016 Current Report on Form 8-K. Based on those actions, the Company obtained a July 22, 2016 TRO that was effectively converted into a preliminary injunction on November 1, 2016. The TRO found that Allan Holms’ proxies and takeover attempt were likely invalid and ineffectual, and accordingly it preserves the Company's current composition and leadership without regard to Allan Holms' attempted takeover. The Company also submitted counter claims related to a contest for control of Bakken. Because Val M. Holms passed away in December 2016, the Estate of Val M. Holms now pursues the case on his behalf.

Edington Litigation

On November 14, 2015, the Company filed a complaint in the Southern District of New York in federal court against Joseph R. Edington and other related or affiliated parties. Bakken Resources, Inc. v. Edington, et al., Case No. 15-CV-8686 (S.D.N.Y., filed Nov. 14, 2015) (the "Edington Case"). The Company alleges, among other things, that the defendants in the Edington Case have engaged in a systematic and concerted plan to defraud and harm the Company and its principals since 2010. The Company's claims include violations of the Civil Racketeering Influenced and Corrupt Organizations ("RICO") Act (18 U.S.C. § 1964(c)), violations of anti-fraud provisions under federal securities laws, including Rule 10b-5, fraud, tortuous interference, civil conspiracy, conversion, and malicious prosecution. Val M. Holms was a co-plaintiff in the Edington Case but was later removed.

Val Holms Montana Litigation

On December 10, 2015, the Company filed a complaint against Val M. Holms in Montana. Bakken v. Holms, Case No. CDV-2015-954 (1st Jud. Dist. Mont. Lewis & Clark Cnty., filed Dec. 10, 2015) (the “Val Holms Case”). The Company alleged that Val M. Holms breached his leave of absence agreement by, among other things, improperly interfering with the Company’s internal investigation and attempting to negotiate a settlement agreement in the Derivative Litigation without knowledge or authorization from the Company. This case was voluntarily dismissed, without prejudice, by the Company and, in its place, the Company elected to file counterclaims against Val Holms in the Nevada proceedings.

Mary Cunningham Litigation

The Company filed a 2015 claim and obtained a default judgment against a third party contractor. Bakken Resources, Inc. v Proland Services, LLC, Case No. 6:15-CV-00065 (D. Mont., default Jan. 30, 2017). We paid for certain services related to verifying documentation underlying some of our assets, and our complaint alleged that the Company was never provided the services for which it paid. We plan to collect the full $176,000 awarded under our default judgment.

Allan Holms Washington Litigation

A 2012 claim that Allan Holms filed in Washington against the Company and others has been finally resolved in the Company’s favor following an appeal. Roil Energy v. Edington, et al., Case No. 12-2-01039-5 (Wash. Ct. App., Aug. 2, 2016, appeal denied (Wash. Sup. Ct., Jan 4, 2017)). The primary economic claim of litigation was Allan Holms’ position that an oral agreement entitled him to a significant portion the Company’s mineral rights. He sued the Company and others under contract and tort theories. Even though the trial court ruled in part for Allan Holms and in part for the Company in December 2012, the Washington Court of Appeals reverse in August 2016 the trial court’s findings that had favored Allan Holms, also declining to affirm Allan Holms’ award of attorneys fees. This appellate ruling in favor of the Company became final on January 4, 2017 when the Washington Supreme Court declined to review the case. As a result, the Allan Holms Litigation has been resolved fully in favor of the Company, which prompted a release of roughly $460,000 to the Company that was being held by the trial court pending appeal.

Allan Holms Montana Litigation

Allan Holms filed a claim in late July 2016 in Montana, which was refiled in the context of a claim the Company brought against Allan Holms and others for the purpose of enjoining them from taking certain actions, Bakken Resources, Inc. v. Holms, DDV-2016-612, (Mont. 1st Jud. Dist., Lewis & Clark Cnty., filed Oct. 19, 2016) (the “612 Case”). Allan originally brought his Montana claims in a separate case, Bakken Resources, Inc. v. Anderson, DDV-2016-611 (Mont. 1st Jud. Dist., Lewis & Clark Cnty., dismissed Aug. 8, 2016) (the “611 Case”), on behalf of the Company through a law firm he hired to represent Bakken, but the 611 Case was dismissed with prejudice promptly after the Company's management informed that law firm that Allan lacked authority to file claims on Bakken's behalf. Allan Holms maintains that he shifted control of the Company, but no such finding has been made and preliminary injunctions maintain the current control of the Company as currently constituted. The judge in the remaining 612 Case issued a TRO enjoining the Company from holding a shareholder meeting and Eagle Private Equity from voting its shares in the context of an annual shareholder meeting, and the Company consented for this to convert into a temporary restraining order so that essentially identical issues pending in Nevada could be resolved there and avoid having to simultaneously litigate over control in two states. The Company's motion to stay the Montana litigation, as well as other motions, are currently pending before the court.

Allan Holms Nevada Litigation

On February 21, 2017, the Company filed claims against Allan Holms, Manuel Graiwer and other yet unnamed defendants. Bakken Resources, Inc v. Allan Holms et al., Case No. CV 17-00360 (2d Jud. Dist. Nev., Washoe Cnty. 2017) (the “Allan Holms NV Case”). The Allan Holms NV Case was brought following public disclosures made by Allan Holms in early February 2017 that he had acquired and/or purchased shares that were previously held by the Company’s CEO, Val Holms. Allan Holms claimed that he acquired these shares prior to Val Holms’ death in late December 2016. The Company’s claims against Allan Holms include fraud and injunctive relief. The Company’s claims against Manuel Graiwer involve Mr. Graiwer’s improper receipt of approximately $20,000 under the guise of false legal invoices. A temporary restraining order enjoining Allan Holms from claiming ownership of the shares in the name of Val Holms was granted on February 21, 2017, and the applicable parties to this portion of this action have stipulated to the extension of this TRO for the duration of this case. This matter has been consolidated with the other two Nevada actions (See heading under “Derivative Litigation” above).

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed	Form	Exhibit	Filing Date
		Herewith
3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Certificate of Designation for preferred shares		8-K	3.1	05-10-16
3.3	Bylaws		8-K	3.1	02-16-16
4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.2	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.3	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.4	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.5	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.6	Employment Agreement by and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012		10-K	10.10	04-16-12
10.7	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated March 12, 2013		8-K	10.1	03-18-13
10.8	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated March 12, 2013		8-K	10.2	03-18-13
10.9	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011		8-K	10.1	02-09-11
10.10	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011		8-K	10.1	03-24-11
10.11	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008		10-K	10.12	04-15-11
10.12	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.13	04-15-11
10.13	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009		10-K	10.14	04-15-11
10.14	Amendment and Ratification of Oil and Gas Lease by and between Evenette Greefield and Rocky Greenfield and the Armstrong Corporation, dated September 8, 2003		10-K	10.15	04-15-11
10.15	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004		10-K	10.16	04-15-11

10.16	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008		10-K	10.17	04-15-11
10.17	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008		10-K	10.18	04-15-11
10.18	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.19	04-15-11
10.19	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005		10-K	10.20	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Mari Holms Trustees and The Armstrong Corporation dated September 9, 2003		10-K	10.21	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004		10-K	10.22	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008		10-K	10.23	04-15-11
10.23	Form of Convertible Bridge Loan Agreement 2011		8-K	10.1	05-25-11
10.24	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011		8-K	10.1	09-27-11
10.25	Purchase and Sale Agreement dated February 4, 2014		8-K	10.1	02-10-14
10.26	Indemnification Agreement with Oasis Petroleum, Inc. dated January 23, 2014		10-Q	10.28	05-20-14
10.28	Mineral Property Lease Agreement with First Amendment Between Bakken Resources, Inc. and Big Willow, LLLP, effective as of July 2014		10-Q	99.1	11-19-14
10. 29	Convertible Loan Credit Agreement dated May 6, 2016 Between Bakken Resources, Inc. and Eagle Private Equity, LLC (including Option to Convert or Put Loans)*	X	10-K	10.29	06-21-17
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Office	X
99.1	Audit Committee Charter	X
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Exhibit 10.29 is subject to SEC’s confidential treatment order dated September 1, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BAKKEN RESOURCES, INC.

Date: October 2, 2017	/s/ Dan Anderson
Dan Anderson, Chief Financial Officer
(Principal Financial and Accounting Officer)