Form 10-Q
period 2016-06-30
BAKKEN RESOURCES INC
filed 2017-10-03
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Yes [   ]     No [X]

The number of shares of issuer’s outstanding common stock as of June 30, 2016 was 56,735,350.

BAKKEN RESOURCES, INC.
FORM 10-Q

Bakken Resources, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the period ending June 30, 2016, concurrently with Quarterly Reports for the periods ending March 31, 2016 and September 30, 2016. Exhibit indexes and certain other disclosures are made as of the filing date.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	30-Jun-16	31-Dec-15
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$135,575	$228,952
Accounts receivable - trade	850,101	683,146
Related party receivable	101,976	101,976
Prepaid expenses	71,072	61,876
Other receivables	85,248	390,524
Income tax refunds receivable	543,616	354,951
Investments available for sale	3,908,256	4,005,777
Total current assets	5,695,844	5,827,202

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $31,630 and $30,410	1,757	2,977
UNPROVED MINERAL RIGHTS AND LEASES	801,941	801,941
Total Assets	$6,499,542	$6,632,120
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$114,383	$114,921
Accrued liabilities	124,944	74,324
Related party Payable	20,117
Total Liabilities	259,444	189,245

COMMITMENTS AND CONTINGENCIES (see Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital	3,510,759	3,510,759
Accumulated other comprehensive income, net of tax	108,681	2,313
Retained earnings	2,563,923	2,873,068
Total Stockholders' Equity	6,240,098	6,442,875
Total Liabilities and Stockholders' Equity	$6,499,542	$6,632,120

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES	$118,839	$235,202	$218,793	$457,827

OPERATING EXPENSES
Depreciation	594	1,498	1,220	3,068
Payroll	19,700	84,487	99,370	168,341
Professional fees	388,043	493,277	575,296	704,697
General and administrative expenses	77,349	31,309	148,891	58,545
Total Operating Expenses	485,686	610,571	824,777	934,651
LOSS FROM OPERATIONS	(366,847)	(375,369)	(605,984)	(476,824)

OTHER INCOME (EXPENSES):
Interest income	2,145	1,725	3,484	2,378
Realized gains on investments	5,247		2,552
Dividend Income	23,116		34,906
Financing expense	(50,000)		(50,000)
Total other income (expenses)	(19,492)	1,725	(9,058)	2,378

NET LOSS BEFORE INCOME TAXES	(386,339)	(373,644)	(615,042)	(474,446)
Income tax benefit	133,849	86,051	305,897	108,895
NET LOSS	(252,490)	$(287,593)	$(309,145)	$(365,551)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on investments, net of tax	31,225	-	106,371	-
TOTAL COMPREHENSIVE INCOME (LOSS)	$(221,265)	(287,593)	$(202,774)	(365,551)
NET INCOME (LOSS) PER COMMON SHARE
−BASIC	Nil	(0.01)	Nil	(0.01)
−DILUTED	Nil	(0.01)	Nil	(0.01)
Weighted average common shares outstanding:
−basic	56,735,350	56,735,350	56,735,350	56,735,350
−diluted	56,735,350	56,735,350	56,735,350	56,735,350

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(309,145)	$(365,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,220	3,068
Realized gain on investments	(2,552)
Deferred income taxes on unrealized investment gains	(75,459)
Financing expense	50,000
Change in operating assets and liabilities:
Accounts receivable - trade	(166,955)	(102,222)
Other receivables	305,275	57,095
Related party receivable		113,497
Income tax refunds receivable	(188,665)
Prepaid expenses	(9,196)	(75,722)
Accounts payable	(539)	(134,810)
Royalty payable to related party	20,117
Accrued liabilities	50,620	9,487
Income tax liability	-	5,718
NET CASH USED BY OPERATING ACTIVITIES	(325,279)	(489,440)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of investments, net	(18,098)
Proceeds from money market redemptions	300,000
Proceeds from restricted cash asset		(425,000)
Cash paid for mineral assets		595,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	281,902	170,000

CASH FLOW FROM FINANCING ACTIVITIES:
Eagle credit facility financing cost	(50,000)
NET CASH USED BY FINANCING ACTIVITIES	(50,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(93,377)	(319,440)
Cash at beginning of period	228,952	6,334,092
Cash at end of period	$135,575	$6,014,652

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the years ended December 31, 2015 and 2016 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2016 and June 20, 2017, respectively. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the Forms 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

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

During the three and six months ended June 30, 2016 and 2015, the Company recognized no impairment of its oil and gas properties.

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

The Company has assets measured at fair value on a recurring basis (See Note 3). As of June 30, 2016, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with oil and gas producing properties, and mineral rights and leases, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

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

Royalty Payable to/Receivable from Related Party

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy LLC (“Holms Energy”), which is owned by a former officer of the Company, a 5% overriding royalty payable on all revenue generated from the Holms Property for ten years from the date of the acquisition’s closing. In 2015, the Company had determined that payments made to Holms Energy had exceeded royalties payable and recognized a royalty receivable as of June 30, 2016 and December 31, 2015, of $101,976. During the three and six month periods ended June 30, 2016 and 2015 royalty expense was $ 89,128 and $235,884 and $45,369 and $116,783, respectively. The related party royalty payable was $20,117 and $0 at June 30, 2016 and 2015, respectively.

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

The fixed income portfolio includes one $100,000 bond maturing in 2-5 years and one $100,000 bond maturing 5-10 years. During the three and six month periods ended June 30, 2016, the Company had $31,225 and $106,371, net of deferred income tax of unrealized net gain on its investments available-for-sale, respectively. Deferred income taxes related to unrealized gains were $22,150 and $75,459 for the three and six months ended June 30, 2016, respectively. All unrealized gains and losses have resulted from changes in fair value during the past 6 months.

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

The table below set forth the Company’s investments measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Money Market Funds	$75,023			$75,023

Fixed income investments:
Corporate obligations		$209,671		209,671
Fixed income mutual funds	648,150			648,150
Publicly traded equities	$1,989,803			1,989,803
Other investments:
Real estate funds	408,317			408,317
Managed investment funds	577,292			577,291
Total	$3,698,585	$209,671		$3,908,256

NOTE 4 – INCOME TAXES

During the three and six months ended June 30, 2016, aggregate income tax expense totaled $0. During the three and six months ended June 30, 2016, the Company had an income tax benefit of $133,849 and $305,897, respectively, primarily from the effect of income tax refunds receivable generated from net operating losses carried back to prior years.

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

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and T.J. Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols, and Wesley Paul, Case No. CV14 00544 (the “Graiwer Case”), filed in the Second Judicial District Court of the State of Nevada for Washoe County. Messrs. Graiwer and Jesky, the plaintiffs in the Graiwer Case, brought action on behalf of the Company derivatively, and the Company is also named as a nominal defendant. Messrs. Graiwer and Jesky are shareholders of the Company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment, and civil conspiracy against one or more of the named defendants. On September 27, 2016, the court ordered a Final Judgment dismissing all defendants except for Val M. Holms. The Company remains in the Graiwer Case as a nominal defendant. Management of the Company assesses the likelihood of the plaintiffs’ chances to prevail as remote.

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

Big Willow Lease Expiration: On July 9, 2014, Val Holms entered into a two year lease agreement on 28,000 gross acres (approximately 9,300 net mineral acres) in southwest Idaho. The agreement, referred to as the Big Willow lease, included a two year primary term with the option to extend for an additional term. On July 9, 2016, the lease expired. As of December 31, 2015, the Company has invested more than $751,000 on lease bonus payments, title work, and other development related costs. These costs have been written off on July 9, 2016.

Attempted Takeover: On July 20, 2016, Val Holms’ half-brother, Allan Holms, attempted a takeover of the Company. Allan Holms and an armed security force attempted to remove the existing Board of Directors, remove current management, remove all counsel and suspend litigation, and take control of the Company’s cash assets. Allan Holms purported to hold proxies from Val Holms and other shareholders representing a majority of the Company’s common stock. The Company believes such proxies were improperly and illegally obtained. The Company has filed for and received temporary restraining orders in Montana and Nevada enjoining, among other things, Allan Holms from taking such takeover actions in Montana and from Val Holms from providing proxies relating to his shares, pending preliminary hearings. A hearing in Montana has taken place and is pending a decision. Hearings in Nevada are extended such TROs until trial in Nevada.

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

Estate Claims: In April 2017 the Company made a claim in excess of $3 million dollars against the Val Holms estate to recover costs associated with the internal investigation and tangential activities as well as to recover amounts due from excess override payments.

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

During the first half of 2016, the Company received royalty and overriding royalty payments on ninety seven (97) producing oil wells, ninety-five (95) of which also produce natural gas. This production and proved reserves are as follows:

	Producing	Average	Proved	Percent	2016
	Wells	Daily	Reserves	Proved	Average
		Production		Developed	Price
Crude Oil	97	18,353 Bbls	50,687,733 Bbls.	29%	41.48
Natural Gas	95	22,206 MCF	77,120,381 MCF	23%	1.97
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

Results of Operations

Key Trends.
●	Oil and Natural Gas Prices: Oil and natural gas unit prices have declined sharply since hitting highs in June 2014. Currently, these unit prices are 49% lower than their 2014 peak and down 21% from first quarter 2015. While we believe prices will gradually increase, it may be some time before they return to levels greater than $70 per barrel.

●	Oil and Natural Gas Production Levels: Crude oil production increased in the first half of 2016 by 46%. Natural gas increased by 80% from 2015. The oil increase can be attributed to several wells that come on line in 2016.

●	Net Royalty Interest: The first quarter average net royalty interest (.70%) declined slightly from 2015. As new wells begin producing, we expect the net royalty interest will continue to decline. New wells that begin producing in 2016 are expected to produce from the Three Forks Formation. The Company has significantly lower net royalty interest in the wells producing from the Three Forks Formation. The Company also anticipates some new producing wells will have lower net royalty interests.

●	Legal and Investigation Related Costs: Operating expenses have decreased by 6% or $59,935 driven by lower professional and legal fees and lower payroll expenses. These lower expenses have been offset by higher general and administrative expenses. General and administrative expenses increased 240% or $140,284 driven by Eagle Private Equity financing costs, insurance, and board fees.

Collectively, these trends have created an operating loss for the first six months of 2016.

Unit prices are expected to increase over the next two years driving revenue upward. Legal fees are expected to decrease significantly as the remaining lawsuits are resolved and the investigation costs end.

Revenue. We generated net revenue (gross revenue less production taxes and deductions) for the three months ended June 30, 2016 totaling $118,839 compared to revenue of $235,202 for the three months ending June 30, 2015. For the six months ended June 30, 2016 and 2015, revenue was $218,793 and $457,827, respectively. The decrease relative to 2015 reflects declining oil and natural gas unit prices (twenty-one percent (21%)), lower net royalty interest, but higher crude oil production. For the six months ending June 30, 2016, oil production totaled 2,936,847 barrels versus 2,008,458 barrels during the first six months of 2015. This represents a twenty-five percent increase (46%). Natural gas totaled 3,482,627 MCF for the six months ending June 30, 2016 versus 1,932,527 in 2015, an eighty percent (80%) increase.

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

Revenue is driven by product unit prices, volume, and net royalty interest. Although the Company sold thirty-three percent (33%) of its mineral rights in 2014 and production unit prices have declined more than forty-nine percent (49%) since 2014 highs, new well production is partially offsetting lower prices. As unit prices rebound, new production will continue to drive revenue and profitability. The State of North Dakota establishes spacing rules that dictate how many wells can be drilled and operated over a defined area (acres). Based on current spacing units, the Company has potential well capacity totaling 187. Therefore, the Company has potential capacity for an additional 90 wells. These potential additional wells offer little risk since they will be drilled into known reserves where existing wells are already producing successfully.

Typically, royalty checks from oil well operators can be delivered anytime between sixty (60) to one hundred and fifty (150) days following the month of initial production. Following oil well production, the operator will usually seek a division order title opinion from an attorney which would describe the ownership of the production. Following issuance of this opinion, the operator generally issues division orders which set forth payments to the royalty holders. North Dakota law requires payment of eighteen (18%) percent annual interest if royalty payments are not made within one hundred and fifty (150) days after oil or gas produced by the percent well is marketed. For additional information regarding the rights of royalty holders, see the “Royalty Owner Information Center” link found on the website for the North Dakota Petroleum Council, www.ndoil.org. To date, the Company has not received any payments of interest for royalty payments that have not been made within 150 days of oil or gas production.

Operating Expenses. Operating expenses fell by $109,874, or twelve (12%) for the six months ending June 30, 2016 compared to June 30, 2015, driven by substantially lower legal and professional fees. Operating expenses declined by 20% or $124,885 during the three months ended June 30, 2016 compared to June 30, 2015. Legal costs are also decreasing as a result of Director and Officers insurance reimbursement for costs relating to the derivative lawsuit, and as the number of outstanding lawsuits has decreased. General and administrative expenses were $77,349 for the three months ended June 30, 2016 compared to $31,309 for the same period in 2015 reflecting higher insurance costs, the investment account management fee, and the Eagle Private Equity facility fee. General and Administrative expenses were $148,891 and $58,545 for the six months ended June 30, 2016. This sharp decrease primarily reflects lower payroll costs.

Operating loss for the first half of 2016 totaled $605,984 versus $476,824 in 2015. Lower revenue driven by lower unit prices could not be offset by lower operating costs.

Our material financial obligations include salaries paid to our current employee, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash and investments of $4,043,831 compared to $4,234,729 as of December 31, 2015.

Operating costs consist mainly of salaries, office rent and professional fees and is consistent with general operating cash used in prior quarters. Our recent rate of use of cash in operations for the six months ended June 30, 2016 has been approximately $54,000 per month compared to $81,500 per month during the six months ended June 30, 2015. The decrease reflects lower professional fees attributable to the number of lawsuits in which the Company is currently involved and the internal investigation costs. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity from royalty revenues related to sale of oil reserves of existing properties. No assurances, however, can be given that such royalties will continue to be received. As of June 30, 2016, the royalty revenues received have been sufficient to provide liquidity during the previous twelve months. If the Company does not generate sufficient revenues it will continue to finance operations through equity or debt financings.

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

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of and participation of our management, including our Chief Financial Officer ("CFO"), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15 under the Exchange Act) as of June 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Company management, including our CFO as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our CFO has concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Derivative Litigation

A March 2014 derivative action filed by two shareholders, Manuel Graiwer and TJ Jesky, against the Company, its leadership, and its counsel has been largely resolved with respect to the original claims, though a trial is scheduled for October 2017 in relation to other matters concerning Company control. Graiwer v. Holms, Case No. CV12 00544 (2d Jud. Dist. Nev., Washoe Cnty. 2014) (the "Graiwer Case"). The original claims revolve around interpretation of a 2010 private placement memorandum stating that the Company "shall pay" Holms Energy "a royalty for . . .. (10) years . . . of 5% over-riding royalty on all revenue received by" the Company from "production of oil and gas on the Holms Property." The Company contracts with Lessees to receive a percentage of revenue generated by Lessees. Plaintiffs maintained that the Company should only pay Holms Energy 5% of the percentage it receives from Lessees and keep the rest, but the Company maintains that it should (and its practice has always been to) pay 5% of revenue generated by Lessees from the Holms Property and then keep the rest paid under contract by Lessees. A fuller explanation the Company's practice in this respect is presented in Item 2 of this Report under the heading "Description of Oil Leases and Oil Production." Briefly, however, under a hypothetical contract leasing the Holms Property to a Lessee that grants the Company a 15% landowner royalty, the Company's practice is to pay 5% to Holms Energy and to keep the remaining 10%. But Plaintiff's theory would have the Company pay Holms Energy only 0.75%, which is 5% of 17%.

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