Form 10-Q
period 2016-09-30
BAKKEN RESOURCES INC
filed 2017-10-03
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Yes [   ]     No [X]

The number of shares of issuer’s outstanding common stock as of September 30, 2016 was 56,735,350.

BAKKEN RESOURCES, INC.
FORM 10-Q

Bakken Resources, Inc. (the "Company") is filing this Quarterly Report on Form 10-Q for the period ending September 30, 2016, concurrently with Quarterly Reports for the periods ending March 31, 2016 and June 30, 2016. Exhibit indexes and certain other disclosures are made as of the filing date.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	30-Sep-16	31-Dec-15
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$752,969	$228,952
Accounts receivable - trade	1,519,801	683,146
Related party receivable	101,976	101,976
Prepaid expenses	71,575	61,876
Other receivables	144,114	390,524
Income tax refunds receivable	656,778	354,951
Investments available for sale	3,428,439	4,005,777
Total current assets	6,675,652	5,827,202

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $31,630 and $37,724	1,162	2,977
UNPROVED MINERAL RIGHTS AND LEASES	50,000	801,941
Total Assets	$6,726,814	$6,632,120
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$62,148	$114,921
Accrued liabilities	203,445	74,324
Related Party Payable	163,037	-
Total Liabilities	428,630	189,245

COMMITMENTS AND CONTINGENCIES (see Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 600,000 Series A shares outstanding	600	–
Common stock, $.001 par value, 100,000,000 shares authorized, 56,735,350 shares issued and outstanding	56,735	56,735
Additional paid-in capital	4,710,159	3,510,759
Accumulated other comprehensive income	159,100	2,313
Retained earnings	1,371,590	2,873,068
Total Stockholders' Equity	6,298,184	6,442,875
Total Liabilities and Stockholders' Equity	$6,726,814	$6,632,120

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES	$471,839	$247,619	$690,632	$705,447

OPERATING (INCOME) EXPENSE
Depreciation and depletion	596	896	1,816	3,963
Payroll	24,283	72,179	123,653	240,521
Professional fees	411,098	247,922	986,394	952,620
General and administrative expenses	59,715	56,158	208,606	114,704
Loss on abandonment of lease	751,941		751,941
Total Operating Expenses (Income)	1,247,633	377,155	2,072,410	1,311,808
LOSS FROM OPERATIONS	(775,794)	(129,536)	(1,381,778)	(606,361)

OTHER INCOME (EXPENSES):
Other Income	1,520		1,520
Interest income	913	894	4,397	3,271
Realized gains on investments	14,864		17,416
Dividend Income	18,196		53,102
Financing Expense	(600,000)		(650,000)
Total other income (expenses)	(564,507)	894	(573,565)	3,271
Net loss before income taxes	(1,340,301)	(128,642)	(1,955,343)	(603,090)

NET LOSS BEFORE INCOME TAXES	(1,340,301)	(128,642)	(1,955,343)	(603,090)
Income tax benefit (provision)	147,968	46,103	453,865	154,998
NET LOSS	$(1,192,333)	$(82,539)	$(1,501,478)	$(448,092)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on investments, net of tax	50,416		156,787
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,141,917)	$(82,539)	$(1,344,691)	$(448,092)
NET INCOME (LOSS) PER COMMON SHARE
– BASIC	$(0.02)	Nil	$(0.02)	$(0.01)
– DILUTED	$(0.02)	Nil	$(0.02)	$(0.01)
Weighted average common shares outstanding:
– basic	56,735,350	56,735,350	56,735,350	56,735,350
– diluted	56,735,350	56,735,350	56,735,350	56,735,350

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,501,478)	$(448,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,816	3,963
Financing Expense	650,000
Deferred income taxes on unrealized investment gains	(111,225)
Loss on impairment of asset	751,941
Realized gains on investments	17,416
Change in operating assets and liabilities:
Restricted cash asset
Accounts receivable - trade	(836,654)	44,430
Related party receivable		71,642
Other receivables	246,409	(79,080)
Income tax refunds receivable	(301,827)	-
Prepaids	(9,699)	(67,190)
Accounts payable	(52,773)	(90,502)
Royalty payable to related party	163,037
Accrued liabilities	129,121	(5,383)
Income tax liability	-	(974,776)
NET CASH USED BY OPERATING ACTIVITIES	(853,916)	(1,544,988)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales of investments, net	827,933	-
Proceeds from restricted cash asset		595,000
Cash paid for mineral assets		(472,022)
NET CASH PROVIDED BY INVESTING ACTIVITIES	827,933	122,978

Cash from Eagle credit facility	600,000
Eagle Credit Facility financing fee	(50,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	550,000	-
CASH FLOW FROM FINANCING ACTIVITIES:

NET CHANGE IN CASH and CASH EQUIVALENTS	524,017	(1,422,010)
Cash at beginning of period	228,952	6,334,092
Cash at end of period	$752,969	$4,912,082

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

During the three and nine months ended September 30, 2016 and 2015, the Company recognized an impairment of its Big Willow lease of $741,941.

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

The Company has assets measured at fair value on a recurring basis (See Note 3). As of September 30, 2016, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with oil and gas producing properties, and mineral rights and leases, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

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

Royalty Payable to/Receivable from Related Party

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy LLC (“Holms Energy”), which is owned by a former officer of the Company, a 5% overriding royalty payable on all revenue generated from the Holms Property for ten years from the date of the acquisition’s closing. In 2015, the Company had determined that payments made to Holms Energy had exceeded royalties payable and recognized a royalty receivable of $101,976 as of September 30, 2016 and December 31, 2015. During the nine month periods ended September 30, 2016 and 2015 royalty expense was $240,717 and $267,516, respectively. During the three months ended September 30, 2016 and 2015 royalty expense was $151,589 and $31,632, respectively.

NOTE 3 – INVESTMENTS AVAILABLE FOR SALE

In December 2015, the Company invested cash into an investment portfolio. The portfolio is composed of available-for-sale investments consisting of equities, fixed income, and money market securities.

The fixed income portfolio includes two bonds totaling $150,000 maturing in 2-5 years and one $50,000 bond maturing 5-10 years. During the three and nine-month periods ended September 30, 2016, the Company had $50,416 and $156,787 (net of deferred income taxes) of unrealized net gain on its investments available-for-sale, respectively.

Deferred income taxes on unrealized gains on available for sale investments were $35,766 and $111,225 for the three and nine month periods ended September 30, 2016.

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

The table below set forth the Company’s investments measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Money Market Funds	$26,792			$26,792

Fixed income investments:
Corporate obligations		$208,342		208,342
Fixed income mutual funds	403,906			403,906
Publicly traded equities	$1,910,905			1,910,905
Other investments:
Real estate funds	354,985			354,985
Managed investment funds	523,509			523,509
Total	$3,220,097	$208,342		$3,428,439

NOTE 4 – INCOME TAXES

During the three and nine months ended September 30, 2016, aggregate income tax expense totaled $0. During the three and nine months ending September 30, 2016, the Company had an income tax benefit of $147,968 and $453,865, respectively, from the effect of net operating losses carried back to prior years.

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

The primary term of the lease expired on July 9, 2016. Although the lease included an option to extend the primary term, the Company chose not to exercise the option and incur the substantial exercise fee, $675,000. The lease was deemed not to be feasible for several reasons. First, the natural gas market had declined significantly. Second, the area had no infrastructure. The infrastructure development costs were deemed to be beyond the Company’s original investment parameters. Third, underlying terms of the lease imposed significant and onerous additional capital expenditures prior to development. Fourth, there were no purchase agreements in place for any natural gas produced. The project was not consistent with the Company’s business model or capabilities. Therefore, the entire investment, $751,941 has been written off as an abandonment of lease.

NOTE 6 – EAGLE PRIVATE EQUITY

On May 6, 2016, the Company entered into a loan agreement with Eagle Private Equity LLC (“Eagle”). This loan agreement permitted the Company to draw up to One Million dollars ($1,000,000) from a non-revolving credit facility provided by Eagle (the “Facility”). The Facility was initially open for 270 days but provided the Company with the option to extend the term by an additional 270 days. Loans drawn on the Facility would accrue interest at a rate based on LIBOR, and the Facility includes a 5% fee. Any loans on the Facility would be due on May 5, 2018. The Facility is unsecured and contains representation and warranties of the Company that are customary for transactions of this type. Upon certain triggering events, generally described as changes in control of the Company, the loan agreement permitted Eagle to put loans to the Company up to the balance of the Facility (the “Put Option”). The Put Option was evaluated as a feature embedded in the Facility as it does not meet the criteria to be considered a freestanding financial instrument. The Company determined that the embedded Put Option should not be bifurcated and separately accounted for as the economic characteristics and risks of the Put Option are clearly and closely related to those of the Facility.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Litigation

On April 2, 2012, BRI was served with a summons relating to a complaint filed by Allan Holms, both individually and derivatively through Roil Energy, LLC. Allan Holms is the half-brother of BRI’s former CEO, Val Holms. The Complaint (filed in the Superior Court of the State of Washington located in Spokane County) names, among others, Joseph Edington, Val and Mari Holms, Holms Energy, LLC and BRI as defendants. The Complaint primarily alleges breach of contract, tortious interference with prospective business opportunity and fraud. The complaint focuses on events allegedly occurring around February and March 2010 whereby Allan Holms alleged an oral agreement took place whereby he was to receive up to 40% of the originally issued equity of Roil Energy, LLC. Allan Holms alleges Roil Energy was originally intended to be the predecessor entity to BRI. After various court proceedings, the Washington Court of Appeals affirmed a trial court’s ruling against the plaintiff and reversed the trial court’s ruling against certain of the defendants. The Company believes the possibility of any future economic damages to BRI to be unlikely in this matter. When the Company filed the appeal with the Washington Court of appeals, the Company was required to post a bond of $462,485. This amount is identified on the income statement as Settlement Expense in 2014. The bond was returned to the Company in February 2017 following a successful appeal.

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

NOTE 8 – SUBSEQUENT EVENTS

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

During 2017 the Company made a claim in excess of $3 million dollars against the Val Holms estate to recover costs associated with the internal investigation and tangential activities as well as to recover amounts due from excess override payments.

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

Through September 30, 2016, the Company received royalty and overriding royalty payments on ninety six (96) producing oil wells, ninety-four (94) of which also produce natural gas. This production and proved reserves are as follows:

	Producing	Average	Proved	Percent	2016
	Wells	Daily	Reserves	Proved	Average
		Production		Developed	Price
Crude Oil	96	14,535 Bbls	49,379,551 Bbls.	29%	41.07
Natural Gas	94	21,840 MCF	75,154,841 MCF	23%	2.55
Bbls = Barrels MCF = thousand cubic feet

Leases comprising the Company’s mineral rights provide an average 17% lease interest in production-based revenue before accounting for overriding royalties held by third parties. We acquired our mineral rights from a related Nevada company named Holms Energy LLC. (“Holms Energy”), which retained a 5% overriding royalty that will remain until November 2020. Holms Energy’overriding royalty is set to expire in November of 2020. Therefore, we expect to hold our current average 12% royalty (viz. 17% less 5%) from the oil and gas produced until November 2020. Upon expiration of Holms Energy’s overriding royalty, the 5% will revert back to the Company.

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

Results of Operations

Key Trends.

●	Oil and Natural Gas Prices: Oil and natural gas unit prices have declined sharply since hitting highs in June 2014. Currently, these unit prices are 59% lower than their 2014 peak but are 4% higher than the third quarter 2015. While we believe prices will gradually increase, it may be some time before they return to levels greater than $70 per barrel.

●	Oil and Natural Gas Production Levels: Crude oil production increased in the third quarter by 50%. Natural gas increased by 80% from 2015. The oil increase can be attributed to several wells that come on line in 2016.

●	Net Royalty Interest: The third quarter average net royalty interest (.70%) declined slightly from 2015 (.73%). As new wells begin producing, we expect the net royalty interest will continue to decline. New wells that begin producing in 2016 are expected to produce from the Three Forks Formation. The Company has significantly lower net royalty interest in the wells producing from the Three Forks Formation. The Company also anticipates some new producing wells will have lower net royalty interests.

●	Legal and Investigation Related Costs: Operating expenses have increased due to high legal fees which are attributed to ongoing litigation and the ongoing internal investigation. Investigation related expenses totaled $1.628 million for the nine months ended September 30, 2016.

Collectively, these trends have created an operating loss for the first nine months of 2016.

Unit prices are expected to increase over the next two years driving revenue upward. Legal fees are expected to decrease significantly as the remaining lawsuits are resolved and the investigation costs end.

Revenue. We generated net revenue (gross revenue less production taxes and deductions) for the three months and nine ended September 30, 2016 totaling $471,839 and $690,632 compared to revenue of $247,619 and $705,446 for the three months ending September 30, 2015. The increase relative to 2015 reflects increasing oil and natural gas unit prices plus increased crude oil production. For the nine months ending September 30, 2016, oil production totaled 4,245,029 barrels versus 2,821,744 barrels during the first nine months of 2015. This represents a fifty percent decrease (50%). Natural gas totaled 5,448,167 MCF for the nine months ending September 30, 2016 versus 2,780,940 in 2015, a ninety-six percent (96%) increase.

While higher unit prices and higher crude oil production affected revenue, the Company’s net royalty interest declined slightly in 2016, continuing a trend that began in 2014. The Company’s net royalty interest is affected by the acreage attributed to each spacing unit as well as the producing formation. The increase in the number of wells producing from the Three Forks formation producing wells decreases our net royalty interest because the Company only accrues a two (2) percentage point retained royalty on these wells. Similarly, as the Company’s well portfolio grows in areas where our acreage is lower, the average net royalty interest declines.

Revenue is driven by product unit prices, volume, and net royalty interest. Although the Company sold thirty-three percent (33%) of its mineral rights in 2014 and production unit prices have declined more than forty-nine percent (59%) since 2014 highs, new well production is partially offsetting lower prices. As unit prices rebound, new production will continue to drive revenue and profitability. The State of North Dakota establishes spacing rules that dictate how many wells can be drilled and operated over a defined area (acres). Based on current spacing units, the Company has potential well capacity totaling 187. Therefore, the Company has potential capacity for an additional 90 wells. These potential additional wells offer little risk since they will be drilled into known reserves where existing wells are already producing successfully.

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

Operating Expenses. Operating expenses increased by $760,602 or 58% for the nine months ending September 30, 2016 compared to September 30, 2015, reflecting the write-off of the Big Willow lease abandonment on July 9, 2016. General and administrative expenses were $59,715 for the three months ended September 30, 2016 compared to $56,158 for the same period in 2015 reflecting higher insurance costs, the investment account management fee, and the Eagle Private Equity facility fee.

Operating loss for the nine months ended September 30, 2016 totaled $(1,381,778) versus $(606,362) in 2015. Investigation related expenses is the primary driver of the net operating losses.

Our material financial obligations include salaries paid to our current employee, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash and investments of $4,181,408 compared to $4,234,729 as of December 31, 2015.

Operating costs consist mainly of salaries, office rent and professional fees and is consistent with general operating cash used in prior quarters. Our recent rate of use of cash in operations for the nine months ending September 30, 2016 has been approximately $109,556 per month compared to $105,847 per month during the nine months ended September 30, 2015. The increase reflects the one-time financing cost attributed to the preferred stock conversion discussed in Note 6 to the Financial Statements. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long-term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.

In the future, we anticipate we will be able to provide the necessary liquidity from royalty revenues related to sale of oil reserves of existing properties. No assurances, however, can be given that such royalties will continue to be received. As of September 30, 2016, the royalty revenues received have been sufficient to provide liquidity during the previous twelve months. If the Company does not generate sufficient revenues it will continue to finance operations through equity or debt financings.

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

We have information that an additional twenty-four (24) wells are either permitted, drilling, or are in confidential status. Although we believe that our income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, there can be no assurance that we will be successful in addressing operational risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of and participation of our management, including our Chief Financial Officer ("CFO"), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15 under the Exchange Act) as of September 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Company management, including our CFO as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our CFO has concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company entered into a transaction with Eagle Private Equity, LLC on May 6, 2016. In connection with this transaction with Eagle, Eagle agreed to provide financing up to $1 million for identified transactions and/or acquisitions of mineral interests. The Eagle transaction described certain “Triggering Events” (which generally involve a change of control or attempted change of control of the Company), whereby Eagle was provided rights to put loans to the Company and/or convert loans into shares of the Company’s Series A Preferred Stock. On July 20, 2016, a Triggering Event occurred at which time Eagle put a $600,000 loan to the Company and immediately converted the loan into 600,000 shares of Series A Preferred Stock. Eagle may, at its discretion, elect to convert shares of Series A Preferred Stock into shares of the Company's common stock, but only to the extent that the Company has such shares of common stock available to issue.

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