Form 10-Q
period 2017-03-31
BAKKEN RESOURCES INC
filed 2017-11-15
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Yes [   ] No [X]

The number of shares of issuer’s outstanding common stock as of March 31, 2017 was 56,735,350.

BAKKEN RESOURCES, INC.
FORM 10-Q

Bakken Resources, Inc. (the "Company") is filing this Quarterly Report on Form 10-Q for the period ending March 31, 2017, concurrently with Quarterly Reports for the periods ending June 30, 2017 and September 30, 2017. Exhibit indexes and certain other disclosures are made as of the filing date.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	31-Mar-17	31-Dec-16
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,119,338	$1,240,110
Financing deposit escrow	250,000
Accounts receivable - Trade	799,437	115,833
Related party receivable	475,388	475,388
Prepaid expenses	47,368	52,347
Other receivables	157,854	615,858
Income tax refunds receivable	659,769	601,459
Investments available for sale	3,650,159	3,507,379
Total current assets	7,159,313	6,608,374

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $38,714 and $38,817	69	172
UNPROVED MINERAL RIGHTS AND LEASES	50,000	50,000
Total Assets	$7,209,382	$6,658,546
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$105,536	$112,728
Accrued liabilities	91,716	78,069
Related party payable	309,854	232,423
Total Liabilities	507,106	423,220

COMMITMENTS AND CONTINGENCIES (see Note 8)

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 10,000,000 shares authorized, 600,000 Series A shares outstanding	600	600
Additional paid-in capital	4,710,159	4,710,159
Common stock, $.001 par value, 100,000,000 shares authorized, 56,735,350 shares issued and outstanding	56,735	56,735
Accumulated other comprehensive income, net of tax	222,953	204,438
Retained earnings	1,711,829	1,263,394
Total stockholders' equity	6,702,276	6,235,326
Total Liabilities and Stockholders' Equity	$7,209,382	$6,658,546

See  accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	(unaudited)
	Three Months Ended
	March 31,
	2017	2016
REVENUES	$787,007		$99,954

OPERATING EXPENSE
Depreciation	103		626
Payroll	20,175		79,670
Professional fees	442,336		187,253
General and administrative expenses	44,827		71,542
Total Operating Expenses	507,441		339,091
INCOME/(LOSS) FROM OPERATIONS	279,566		(239,137)
OTHER INCOME (EXPENSES):
Interest income	1,021		1,339
Dividend Income	16,326		11,790
Realized gain on investments	97,913		(2,695)
Other Income	313
Total other income (expenses)	115,573		10,434

NET INCOME/(LOSS) BEFORE INCOME TAXES	395,139		(228,703)
Income tax benefit	53,296		172,049
NET INCOME/(LOSS)	448,435		(56,654)

OTHER COMPREHENSIVE INCOME/(LOSS)
Reclassification adjustment for realized gains	(97,913)
Unrealized gains on investments, net	116,428		75,146
TOTAL COMPREHENSIVE INCOME/(LOSS)	$466,950		$18,492
NET INCOME/(LOSS) PER COMMON SHARE
–BASIC	$0.01	$	Nil
–DILUTED	$0.004	$	Nil
Weighted average common shares outstanding:
–basic	56,735,350		56,735,350
–diluted	100,000,000		56,735,350

See  accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)
	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$448,435	$(56,654)
Adjustments to reconcile net loss to net cash used (provided) by operating activities:
Depreciation expense	103	626
Realized (gain) loss on investments	(97,913)	2,695
Deferred income taxes on unrealized investment gains	(13,236)	(53,309)
Change in operating assets and liabilities:
Accounts receivable - trade	(683,604)	(36,472)
Other receivables	458,003	119,245
Income tax refunds receivable	(58,309)	(115,536)
Prepaid Expenses	4,978	27,434
Accounts payable	(7,192)	(56,671)
Royalty payable to related party	77,432	(8,676)
Accrued liabilities	13,646	37,116

NET CASH USED/(PROVIDED) BY OPERATING ACTIVITIES	142,343	(140,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	363,654
Proceeds from sale of investments	(376,769)	(3,678)

NET CASH USED BY INVESTING ACTIVITIES	(13,115)	(3,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Eagle credit facility financing escrow	(250,000)	-
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(250,000)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	129,228	(143,880)
Cash at beginning of period	$1,240,110	$228,952
Cash at end of period	$1,119,338	$85,072

See accompanying notes to the consolidated financial statements

BAKKEN RESOURCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. The consolidated financial statements include those of Bakken Resources, Inc. and its wholly-owned subsidiary BR Metals, Inc. (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on June 20, 2017. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. Reclassified amounts are immaterial to the financial statements.

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including Series A preferred shares that may be converted to common shares. For the three month period ended March 31, 2017, dilution from convertible Series A preferred shares which are convertible into 43,264,650 shares of common stock have been included in the diluted earnings per share calculation, for the comparable period of 2016, the convertible shares would be anti-dilutive.

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

During the three months ended March 31, 2017 and 2016, the Company recognized no impairment of its oil and gas properties.

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

The Company has assets measured at fair value on a recurring basis (See Note 5). As of March 31, 2017, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with oil and gas producing properties, and mineral rights and leases, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

Financial Instruments ASU-2016-01

In January 2016, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).

This Update makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Some of the major changes as a result of the ASU 2016-01 are summarized below.

●

Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

●

Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

●

Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

●	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
●

Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

●

Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

●	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

Cash Flows ASU-2016-15

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Receivable

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy LLC., which is owned by a former officer of the Company, a five percent (5%) overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing (2020). In 2016, the Company discovered that the methodology used to calculate and pay the overriding royalty to Holms Energy from 2011 through 2014 was incorrectly and inconsistently applied. As of March 31, 2017, and December 31, 2016, the royalty receivable was $475,388. The corresponding royalty expense for the three month periods ended March 31, 2016 and 2017 was $77,432 and $43,760 respectively. Holms Energy, LLC was an entity controlled by the Company’s former CEO and Chairman, Val Holms.

Royalty Payable:

The royalty payable to Holms Energy LLC was $309,854 at March 31, 2017. This reflects royalties that have been accrued but not paid.

Eagle Private Equity:

In May, 2016, the Company entered into a transaction with Eagle Private Equity whereby Eagle provided the Company with a $1 million acquisition-line credit facility. The events of July 20, 2016 (see Note 8) triggered Eagle’s right to put and convert loans, which Eagle exercised by obtaining 600,000 shares of the Company’s Series A Preferred Stock, with voting rights equivalent to 60 million shares of common stock. The Eagle transaction documents executed in May 2016 also contemplated a renewal, at the Company’s option, at the expiration of the term of original facility.

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

NOTE 4 – REVENUE RECOGNITION-USE OF ESTIMATES

Royalty revenue is accrued each month on the basis of production, unit price, and net royalty interest for each well. Oasis Petroleum (“Oasis”) operates the majority of the Company’s wells and provides nearly 90% of its revenue. Since 2011, many of these net royalty interests which Oasis based its royalty payments on were incorrect. The differences between the Company’s estimates of net royalty interests and those used by Oasis have posed a significant revenue recognition issue for the Company. As a result, the Company made estimates of certain variables that can fluctuate from the initial recognition of revenue through to the revenue’s ultimate collection. These variables include the spacing units for wells, the terms of underlying royalty agreements, overriding interests in certain wells, and other variables which affect the remittances Oasis provides to the Company.

Lefty wells claw back

The Company’s revenues are based on net royalty information it believes to be correct including information about the property interests provided by the Company’s land consultants. If information becomes available that revises the Company’s estimated collectible revenue, the Company adjusts the revenue, and trade accounts receivable and related accounts, to reflect the revisions. During 2016, Oasis significantly reduced the net royalty interest for a group of the Company’s most significant wells (‘the Lefty wells”), because of an alleged discrepancy in spacing units of those wells. As a result, Oasis retroactively deducted (“clawed back”) approximately $600,000 from the Company’s 2016 remittances by recalculating the royalties on these wells since the beginning of their production.

Company records indicated that this adjustment was in error and contacted Oasis. Oasis informed the Company that a title opinion had been obtained that supported the claw back on revenues. As a result, the Company adjusted the 2016 trade accounts receivable and revenue pending any return of the clawed-back funds by Oasis. In April 2017, Oasis determined the retroactive adjustment was in error, and in July of 2017 remitted the clawed back funds to the Company (see Note 9).

The Company engaged a national land company to review its mineral acreage to determine net mineral acreage. This information supported managements’ contentions regarding correct net royalty interests. This information will be used in title opinions, which will be the legal basis for continuing work with Oasis to resolve these outstanding issues. We expect these remaining net royalty interest differences will be resolved in 2017.

HEDC claw back

When the mineral rights were acquired by the Company, the mineral estate was “split” which means that the Company acquired the rights to production from formations from the surface to the base of the Bakken Formation. Holms Energy Development Corporation (HEDC), a related party at that time, retained the mineral rights from below the Bakken Formation (typically the Three Forks Formation). Since 2011, Oasis had failed to recognize HEDC as a valid royalty interest holder. Oasis paid the Company for production from all formations, including the Three Forks Formation. Each month, the Company paid HEDC for these production payments. The Company acted, in effect, as an accounting and payment conduit for HEDC. Oasis recognized HEDC as a valid royalty interest holder in late 2014 and these payments were remitted to HEDC directly.

In 2016 and 2017, Oasis began to claw back some of these payments because they were unaware of the payments made by the Company to HEDC during the 2011-2014 period. The claw backs currently total approximately $115,000. The Company is working with Oasis to resolve this, and expects to ultimately recover the funds due.

NOTE 5 – INVESTMENT AVAILABLE FOR SALE

In December 2015, the Company invested cash into a diversified investment portfolio. The portfolio is composed of available-for-sale investments consisting of equities, fixed income, and money market securities. The corporate obligations portfolio includes four $50,000 bonds, maturing in 2-5 years and one $50,000 bond, maturing in 5-10 years.

During the three months ended March 31, 2017 the Company had recognized unrealized gain net of tax on its available-for-sale investments of $116,428.

Deferred income taxes on unrealized gains on available-for-sale investments were $13,236 for the three-month period ended March 31, 2017.

All available-for-sale investments, except corporate obligations, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Corporate obligations, are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources.

The table below sets forth the Company’s investments measured at fair value on a recurring basis:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money Market Funds	$579,164			$579,164

Fixed income investments:
Corporate obligations	252,019	2,040	(278)	253,781
Fixed income mutual funds	60,238	277	(126)	60,390
Total fixed income investments	312,257	1,914	(404)	314,171

Publicly traded equities	999,871	178,248	(10,147)	1,167,972

Other investments:
Exchange Traded Funds	961,232	180,004		1,141,236
Managed investment funds	420,170	32,274	(4,828)	447,616
Total other investments	1,381,402	212,278	(4,828)	1,588,852
Total	$3,272,694	$392,843	$ (15,379)	$3,650,159

	Level 1	Level 2	Level 3	Total
Money Market Funds	$579,164			$579,164

Fixed income investments:
Corporate obligations		253,781		253,781
Fixed income mutual funds	60,390			60,390
Total fixed investments	60,390	253,781		314,171
Publicly traded equities	$1,167,972			1,167,972
Other investments:
Exchange traded funds	1,141,236			1,141,236
Managed investment funds	447,616			447,616
Total other investments	1,588,852			1,588,852
Total	$3,396,378	$253,781		$3,650,159

NOTE 6 – INCOME TAXES

During the three months ended March 31, 2017 the Company had an income tax benefit totaling $53,296. This tax benefit is from the deferred income taxes on the unrealized investment portfolio gain and federal and state income tax refunds expected to be realized. The income tax refund receivables totals as of March 31, 2017 and December 31, 2016 total $659,769 and $601,459, respectively. The state of North Dakota withheld $4,766 in estimated income tax in the first quarter 2017.

NOTE 7 – EAGLE PRIVATE EQUITY CREDIT FACILITY

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
●

Conversion: Each Series A preferred share can be converted into 100 shares of common stock; or 60 million shares based upon 600,000 shares of Series A outstanding. At December 31, 2016, the holders of the Series A preferred could only convert into 43,264,650 shares of the Company’s common stock as the Company’s capital structure only authorizes 100 million shares of common stock to be issued.

●

Anti-Dilution: The conversion price of the Series A preferred shares shall be subject to adjustment, on a full ratchet basis, if the Company issues additional securities at a price per share less than the then applicable conversion price.

●

Conversion Price: The price at which shares of Common Stock shall be deliverable upon conversion of the Preferred Series A shares shall initially be the Series a Price per Share, $1 per share, subject to anti-dilution adjustments, if any.

●	Available Credit: At December 31, 2016, the Eagle line of credit had $400,000 in remaining available funds. The line of credit expired in early 2017.

The Eagle credit facility terminated in January 2017.

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

Potentially Dilutive Effect: The Series A preferred stock can be converted into 100 shares of common stock. Therefore, Eagle may exercise its rights to convert its preferred stock into 60 million shares of common stock. The Company has authorized 100 million common stock shares. Eagle may, at its discretion, elect to convert shares of Series A Preferred Stock into shares of the Company’s common stock, but only to the extent that the Company has such shares of common stock available to issue. Currently, there are approximately 57 million common shares outstanding, meaning that Eagle may convert its preferred into approximately 43 million shares of common stock. Therefore, an Eagle conversion could potentially dilute existing common stock holders by 51%. Conversion of Series A Preferred Stock into the Company’s common stock has no dilutive impact on voting.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Litigation

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and TJ Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols, and Wesley Paul, Case No. CV14 00544 (the “Graiwer Case”), filed in the Second Judicial District Court of the State of Nevada for Washoe County. Messrs. Graiwer and Jesky, the plaintiffs in the Graiwer Case, bring action on behalf of the Company derivatively, and the Company is also named as a nominal defendant. Messrs. Graiwer and Jesky are shareholders of the Company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment, and civil conspiracy against one or more of the named defendants. The Company is also informed that each of the other named defendants denies the validity of the claims made in the Graiwer case, and each intends to vigorously defend against such claims, as applicable. The plaintiffs in the Graiwer Case have agreed to dismiss all claims against all defendants except Val M. Holms.

The Bakken Resources Inc. bylaws state that the Company will indemnify officers and directors for actual and reasonable amounts incurred while acting as an agent of the corporation. Val Holms’ attorneys have submitted invoices to Bakken through December 31, 2016 for direct payment totaling more than $394,930. These services include the Graiwer lawsuit and investigation related defense costs, as well as for other services that do not appear to pertain to any litigation. The Company has reviewed all submitted charges. The Company paid all billings that appear to be indemnifiable under the Company’s bylaws and Val Holms’ Leave of Absence Agreement. Consequently, $277,719 in services billed have not been reimbursed nor accrued as legal fees expense as of March 31, 2017.

Holms’ Salary Expense

Val Holms (Holms) employment contract stipulates an $180,000 annual salary or $15,000 per month in total compensation. In March 2015, Holms entered into a Leave of Absence Agreement (“LOAA”) that contained certain stipulations in order for Holms to receive his employment and compensation. Holms was paid under the LOAA through December 31, 2015.

Beginning January 1, 2016, the Company stopped all salary payments to Holms based upon repeated violations of the terms of the LOAA. Holms salary payments were paid into an escrow account until April 30, 2016. On May 6, 2016, Holms employment was terminated with cause in part because of these repeated LOAA violations. These violations have been documented and presented to Holms’ counsel.

The Company has recorded the Holms’ salary expense through April 30, 2016. The Company does not imply expressly or otherwise that it is liable to pay Holms these amounts.

The nature of these commitments and contingencies is such that management cannot accurately determine what impact, if any, they may have on results of operation, cash flows, and financial statements. Management believes, however, it is unlikely that any adverse impact will occur from these commitments and contingencies.

NOTE 9 – SUBSEQUENT EVENTS

Val Holms Salary–For the period January 1, 2016 to May 6, 2016, the Company paid Val Holms’ salary into escrow, which has been disclosed in 2016 SEC filings. The Montana Code Annotated provides a one year time period for terminated employees to file a wrongful termination lawsuit. After the one year time period expired, Val Holms’ salary, which had been accrued but not paid and held in escrow, was returned to the Company (May 2017).

Lefty wells claw back—In late 2016, Oasis Petroleum made a significant downward adjustment in the net royalty interest in one of our largest spacing units (one of eighteen) for a group of wells known as the Lefty wells. This downward adjustment resulted in a nearly $600,000 retroactive revenue adjustment. This adjustment was not supported by our information, including an existing title opinion. Oasis determined that the adjustment was incorrect and refunded the $600,000 that was retroactively adjusted in July 2017. Accordingly, the Company has recognized the effect of the previously clawed back revenue in its revenues and accounts receivable as of March 31, 2017.

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

During the first quarter 2016, the Company received royalty and overriding royalty payments on one-hundred-one (101) producing oil wells ninety-five (95) of which also produce natural gas. This production and proved reserves are as follows:

	Producing	Average	Proved	Percent	2017
	Wells	Daily	Reserves	Proved	Average
		Production		Developed	Price
Crude Oil	101	9,627 Bbls	47,456,011 Bbls	28%	47.25
Natural Gas	95	18,452 MCF	71,716,492 MCF	22%	3.80

Bbls = Barrels MCF = thousand cubic feet

The leases comprising the Company’s mineral rights average 17%. When the mineral rights were transferred from Holms Energy LLC., Holms Energy LLC. retained a 5% overriding royalty. Therefore, these mineral rights currently bear to us an average 12% royalty (17% less 5%) from the oil and gas produced on such lands until November 2020. At that time the 5% overriding royalty currently held by Holms Energy, LLC, a related private Nevada company (“Holms Energy”) will revert back to the Company. The Company’s average net royalty interest is further reduced by the approved North Dakota Industrial Commission (NDIC) well spacing units attributable to each of the seventeen spacing units. The net average royalty percentage through the second quarter was .73%.

We currently have leases with four contracted oil drilling operators on various parcels of land constituting the 7,200 gross acres (and approximately 1,600 net mineral acres) on which we have mineral rights royalty interests. The contracted oil drilling companies with whom we are parties in interest pursuant to lease agreements (collectively, the “Lessees”) that we acquired rights to in November 2010 include: Oasis Petroleum, Continental Resources, Inc., and Statoil, ASA, and Samson Oil. We have no rights to influence the activities conducted by these Lessees of our mineral rights, but if the Lessees do not accomplish the agreed upon drilling programs within the timeline, Lessees can lose their leases.

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

Description of Oil Leases and Oil Production

BRI currently derives its primary source of revenue from royalties generated from leasing its mineral acreage. BRI’s mineral acreage consists of approximately 1,600 net mineral acres located primarily in McKenzie County, North Dakota. Such 1,600 net mineral acres are currently spread across 17 spacing units. Operators covering BRI’s minerals have been approved for up to 15 wells per spacing unit (typically 1,280 acres), but generally petition for permits prior to the commencement of drilling in a particular spacing unit. If this holds for all spacing units under which BRI has mineral acres, BRI would have a royalty interest in up to 190 wells. Note, however, that the royalties due to BRI under any particular well vary based on the number of acres BRI has under any particular spacing unit with a producing well.

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

Results of Operations

Key Trends.

●

Oil and Natural Gas Prices: Oil and natural gas unit prices have declined sharply since hitting highs in June 2014. Currently, these unit prices are 54% lower than their 2014 peak, but have increased 15% from first quarter 2016. While we believe prices will increase, it may be a couple of years before they return to levels greater than $70 per barrel.

●

Oil and Natural Gas Production Levels: Crude oil production declined in the first quarter by 29%. Natural gas increased by 20% from 2016. The oil decrease can be attributed to several wells that have temporarily stopped production while new wells are being completed on a common pad. It also reflects the sharp decrease in production from 20 wells that began initial production in 2016. Shale wells generally show steep production declines after initial production.

●

Net Royalty Interest: The first quarter average net royalty interest (.743%) increased slightly from 2016. This marks the first time since 2013 that the average net royalty interest increased. New producing wells in spacing units with higher net royalty interests has resulted in this turnaround.

●

Legal and Investigation Related Costs: Operating expenses have increased due to high legal fees which are attributed to ongoing litigation and the ongoing internal investigation. During the first quarter 2017, the Company incurred $296,201 in costs related to the investigation and related litigation. Total expenses since 2014 exceed $3.1 million. A claim has been filed against the estate of Val M Holms for these investigation-related expenses which have been and will continue to be accrued. This claim has not, however, been booked as a receivable.

●

Revenue accrual issues: Since the Company’s inception, the net royalty interests that the Company’s largest operator (Oasis Petroleum (“Oasis”)) uses to compute monthly royalty revenue have been incorrect. These incorrect royalty interests have resulted in underpayment of royalties. In addition, Oasis has historically made incorrect retroactive adjustments to Company net royalty interests, which affected Company revenue. An adjustment occurred in 2016, which resulted in an approximately $600,000 impact to revenue and cash flow.

Until late 2014, Oasis continued to pay the Company for royalties inuring to Holms Energy Development Corporation (HEDC), a related party. The Company, in turn, paid HEDC for those royalties received. Beginning in late 2016, Oasis began erroneously clawing-back some of the HEDC payments. The Company notified Oasis of the error, and a resolution is pending.

Collectively, these trends have created an operating loss for the first three months of 2017.

Unit prices are expected to increase over the next two years, thus driving revenue upward. Legal fees are expected to decrease significantly as the remaining lawsuits are resolved and the investigation costs end.

Revenue. We generated net revenue (gross revenue less production taxes and deductions) for the three months ended March 31, 2017 totaling $787,007 compared to revenue of $99,954 for the three months ending March 31, 2016. The increase relative to 2016 reflects the Oasis retroactive revenue accrual, increasing oil and natural gas unit prices, higher net royalty interest, and significantly lower crude oil production. For the three months ended March 31, 2017, oil production totaled 866,392 barrels versus 1,224,676 barrels during the first three months of 2016. This represents a twenty-nine percent decrease (29%). Natural gas totaled 1,660,664 MCF for the three months ended March 31, 2017 versus 1,387,204 in three months ended March 31, 2016, a twenty percent (20%) increase.

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

The State of North Dakota establishes spacing rules that dictate how many wells can be drilled and operated over a defined area (acres). Based on current spacing units, the Company has potential well capacity totaling one hundred ninety wells (190). Therefore, the Company has potential capacity for an additional eighty (80) wells. These potential additional wells offer little risk since they will be drilled into known reserves where existing wells are already producing successfully.

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

Operator Issues: The Company accrues royalty revenue each month on the basis of production, unit price, and net royalty interest for each well. Oasis Petroleum (“Oasis”) operates the majority of the Company’s wells and provides nearly 90% of its revenue. Since 2011, many of the net royalty interests that Oasis used to calculate royalty payments to the Company were incorrect. Since 2014, the Company has devoted a great deal of time and effort to correct these errors and to receive the correct amount of royalties. While many errors have been corrected, Oasis continues to use many incorrect royalty interests resulting in underpayment of royalties. The Company has accrued royalty revenue based on interests which it believes to be correct.

The Company engaged a prominent land company to review the Company’s mineral acreage to determine net mineral acreage. This information supported managements’ contentions regarding the correct net royalty interests. This information will be used to derive title opinions which will serve as the legal basis for resolution of these outstanding issues.

Revenue Claw backs: When the Company acquired mineral rights from Holms Energy LLC, a related party, the mineral estate was split meaning that the Company acquired the rights to production emanating from formations from the surface to the base of the Bakken Formation. Holms Energy Development Corporation (“HEDC”), a related party, retained the mineral rights from below the Bakken Formation, Since 2011, Oasis has failed to recognize the legitimacy of HEDC and paid the Company for production that emanated from mineral rights owned by HEDC. Each month the Company then paid HEDC for these royalty payments, acting, in effect, as a payment conduit for HEDC. Oasis finally recognized HEDC in late 2014 and these payments stopped flowing to the Company.

In 2016 and 2017, Oasis began to claw back some of these payments. The claw backs currently total $115,000. The Company is working with Oasis to resolve this matter.

Operating Expenses. Operating expenses increased $168,350 (50%) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This significant increase reflects costs attributed to the internal investigation and associated litigation. General and administrative expenses were $44,827 for the three months ended March 31, 2017 compared to $71,542 for the same period in 2016 lower insurance and personnel costs.

Operating profit for the first quarter 2017 totaled $448,435 versus a $56,654 operating loss in the first quarter 2016. Higher revenue driven by the Oasis revenue accrual described in Note 4, lower oil production combined with substantially higher legal fees attributed to the internal investigation and related litigation contributed to the operating profit.

Our material financial obligations include salaries paid to our current employee, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash and investments available for sale totaling $5,019,497 compared to $4,747,489 as of December 31, 2016.

For the three months ended March 31, 2017 operations provided approximately $47,000 per month in cash compared to cash used by operating activities of approximately $46,000 per month during the three months ended March 31, 2016. The increase reflects lower trade accounts receivable. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses.

In the future, we anticipate we will be able to provide the necessary liquidity from royalty revenues related to sale of oil reserves of existing properties. No assurances, however, can be given that such royalties will continue to be received. As of March 31, 2017, the royalty revenues received have been sufficient to provide liquidity during the previous twelve months. If the Company does not generate sufficient revenues it will continue to finance operations through equity or debt financings.

Oasis Petroleum Payment Issues:

As previously described, the Company continues to have significant payment issues attributed to its largest operator, Oasis Petroleum. Oasis routinely makes retroactive adjustments with little or no advance notice. Often these retroactive adjustments are incorrect, causing cash flow disruptions and requiring staff resources to correct.

The mineral rights which the Company acquired from Val Holms were a split mineral estate. The Company acquired a partial interest--from the surface of the earth to the base of the Bakken Formation. HEDC retained the mineral rights from the base of the Bakken Formation to the basement. The HEDC mineral rights included one producing formation – the Three Forks Formation.

Since the mineral estate is split, the operators should pay HEDC directly for production royalties from the Three Forks Formation. The Company’s operators, with the exception of Oasis Petroleum, did pay HEDC directly. Oasis did not recognize the validity of HEDC as a separate entity, and paid the Company for production from mineral rights owned by HEDC. Each month the Company paid HEDC for these royalty payments, acting as a payment conduit for HEDC.

In November 2014 Oasis began to pay HEDC directly. Oasis was aware of the private payment agreement and agreed to apply the HEDC direct payments prospectively and allow the Company to resolve any past payment issues with HEDC.

Early in 2017, Oasis began to claw back certain payments already paid to HEDC. This claw-back totaled $115,000 and included only five wells for a short period of time. HEDC direct payments ($2.4 million), included ten wells over a four year period.

Company management is in contact with Oasis, and has informed Oasis regarding the historical issues with the account, including the HEDC direct payments. The Company continues to work toward the return of the clawed-back funds and to ensure that no additional claw backs occur.

Asset Acquisition:

We will continue to evaluate additional properties containing mineral rights that we may seek to acquire. With respect to transactions involving the acquisition of additional mineral rights or other business collaboration transactions, we may seek to issue shares of our common stock or other equity to finance part or all of such acquisitions or transactions. To the extent that such acquisitions or transactions require cash payments, such payments will likely have a material impact on our liquidity.

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

Satisfaction of our cash obligations for the next twelve (12) months

A critical component of our long-term business plan is to add reserves to replace depleting reserves. Our long-term plan also emphasizes diversification of our mineral asset portfolio. The Company will likely need external capital for asset acquisition purposes.

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Item 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of and participation of our management, including our Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15 under the Exchange Act) as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including our CFO as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our CFO has concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

The Washington court issued three separate findings of fact and conclusions of law in the Allan Holms Case (each, a “Finding”). These Findings were issued on December 2, 2013, February 4, 2014 and May 16, 2014. Neither Allan Holms nor Roil Energy, LLC were awarded any damages for their respective claims against the Defendants. However, the Washington court did award Allan Holms attorney fees and expenses in the amount of $412,933 pursuant to the court’s interpretation of a Nevada derivative action statute.

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

The Allan Holms case was appealed. The plaintiff’s lost on appeal and then petitioned the Washington Supreme Court to hear the case. That petition was denied, and the Company then sought the release of the appeal bond which was posted when the case was appealed. Those funds were subsequently released and received by the Company in March 2017.

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

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County (the “Gillis Case”). Mr. Gillis, the plaintiff in the Gillis Case, is the trustee of the Bruce and Marilyn Gillis 1987 Trust. Mr. Gillis alleged that Client breached certain registration rights obligations pursuant to an equity investment made at or around November 2010. The Company reached settlement in the Gillis Case for $200,000, as approved by the Gillis court in December 2014.

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and TJ Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols, and Wesley Paul, Case No. CV14 00544 (the “Graiwer Case”), filed in the Second Judicial District Court of the State of Nevada for Washoe County. Messrs. Graiwer and Jesky, the plaintiffs in the Graiwer Case, bring action on behalf of the Company derivatively, and the Company is also named as a nominal defendant. Mssrs. Graiwer and Jesky are shareholders of the Company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment, and civil conspiracy against one or more of the named defendants. The Company is also informed that each of the other named defendants denies the validity of the claims made in the Graiwer Case, and each intends to vigorously defend against such claims, as applicable. All of the defendants except for Val Holms have been released from the case. Because Val Holms (and now his estate) remains a defendant in the case, the Company also remains, by default, a nominal defendant. After Val Holms’ death in December 2016, his estate entered the case and remains the sole defendant. Trial in the Graiwer Case is previously scheduled to take place in October 2017 has now been rescheduled to December 2018.

On November 14, 2015, the Company filed a complaint in the Southern District of New York in federal court against Joseph R. Edington and other related or affiliated parties (Case No. 15-CV-8686) (the "Edington Case"). The Company alleges, among other things, that the defendants in the Edington Case have engaged in a systematic and concerted plan to defraud and harm the Company and its principals since 2010. The Company's claims include violations of the Civil Racketeering Influenced and Corrupt Organizations ("RICO") Act (18 U.S.C. § 1964(c)), violations of anti-fraud provisions under federal securities laws, including Rule 10b-5, fraud, tortuous interference, civil conspiracy, conversion, and malicious prosecution. Val M. Holms was a co-plaintiff in the Edington Case but was later removed.

On July 10, 2015, the Company initiated an action titled, Bakken Resources, Inc. v. Proland Services, LLC and Mary Cunningham, Case No. 6:15-cv-00065, United States District Court for the District of Montana, Helena Division. The Company initiated this breach of contract action to recover costs and payments made to the Defendants under a contract to provide title services that was never completed. On January 30, 2017, the Proland court entered a Default Judgment in favor of the Company against Proland Services and Mary Cunningham in the amount of approximately $176,000. The Company is in efforts to collect this judgment.

Bakken Resources, Inc. v. Holms et al., Case No. DDV 2016-612, First Judicial District Court, State of Montana, Lewis & Clark County (July 21, 2016). This action was filed by the Company in response to the an attempted hostile takeover led by Allan Holms on July 20, 2016. The TRO was granted on July 22, 2016. The Allan Holms group filed an Answer, Affirmative Defenses, and Third-Party Claims against the Company, Dan Anderson, Karen Midtlyng and corporate counsel (i.e. Wesley J. Paul) on August 8, 2016. The court extended the restraining order on August 9, 2016. The Court again extended the restraining order on December 20, 2016. On or around October 19, 2016, this Court issued a temporary restraining order to halt a planned annual meeting of the Client set for October 25, 2016 until 60 days following this Courts’ determination regarding whether the events of July 20, 2016 by the Allan Holms group resulted in change of control of the Company and also temporarily enjoining the Company from allowing Eagle Private Equity to vote on any matters. A hearing relating the Annual Meeting TRO was held in December 2016 and the Company elected not to oppose the hearing pending the resolution of various motions filed in this Montana case and the then-pending trial in Nevada. Multiple motions remain pending in this matter, including motions to dismiss the Third-Party Claims and motions to stay filed by the Company in this matter.

On February 21, 2017, the Company initiated an action titled, Bakken Resources, Inc. v. Holms et al., Second Judicial District Court, State of Nevada, County of Washoe. The Company filed a verified complaint in Nevada against Allan Holms, Manuel Graiwer, and Doe Defendants 1-10 and Roe Entities I-X, seeking injunctive relief, declaratory relief, as well as claims for conversion and fraud. The claims stem from Defendants’ improperly attempting to convey ownership of Val Holms’ shares1 to Allan Holms as well as Graiwer’s improper receipt of $19,929.00 as a finders’ fee for bringing investors to the company. On March 17, 2017 the case was removed to the United States District Court for the District of Nevada. Defendant Allan Holms filed a motion to dismiss the case on March 17, 2017. Client filed an emergency motion to extend the Nevada TRO on March 24, 2017. The TRO was granted on March 28, 2017. On April 13, 2017 the parties filed a Stipulation and Order to Extend the Temporary Restraining Order and to Vacate the Hearing on Preliminary Injunction. The Stipulation and Order were approved on April 17, 2017. The Stipulation and Order states, among other things, that Allan Holms may not claim to own any of the shares issued in the name of Val Holms until final disposition of the matters giving rise to this Nevada action. The Company has since filed a motion to remand the case to Nevada state court and consolidate the action with the other existing litigation in Nevada state court, both of which motions have since been granted.
_____________________________

1 Allan Holms claims to have acquired 26,235,000 shares of common stock held by Val Holms in transactions purportedly taking place in August 2016 and December 2016. Allan Holms claims one-half of such shares were acquired in August 2016 and the remaining one-half was acquired in December 2016. Val Holms passed away on December 24, 2016. Such shares in the name of Val Holms constitute approximately 47% of the issued and outstanding common stock of the Company. Neither Allan Holms, nor Val Holms, made any filing pursuant to Section 16 of the Securities Exchange Act of 1934 (such as Form 3,4, 5) contemporaneous with these purported transactions. Allan Holms did file a Form 5 and Schedule 13D in February 2017 whereby Allan Holms claimed to be an officer, director and a 10% holder of equity in the Company. Allan Holms’ purported share purchase transactions allegedly took place at approximately also the same time when Allan Holms claimed to hold voting proxies (not the shares themselves) from Val Holms relating to an attempted hostile takeover of the Company that took place on July 20, 2016, the subject of which is part of a separate litigation described above. For purposes going forward in evaluating the holder of the disputed shares currently in the name of Val Holms (the “Disputed Shares”) and consistent with the Stipulation and Order mentioned in this paragraph, the Company has taken the position that Allan Holms is not a related party or related person to the Company by virtue of his purported acquisition of the Disputed Shares. Ownership of the Disputed Shares is currently not determined as the estate of Val Holms has, at separate times, both disavowed ownership of the Disputed Shares and indicated that it is not certain of the ownership of the Disputed Shares. Since ownership of the Disputed Shares bears several issues of disclosure, including, without limitation, disclosure of related party transactions, the Company will take the position for purposes of its disclosure obligations that the Disputed Shares are held by the estate of Val Holms.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

			Incorporated Herein by Reference
Exhibits	Description of Document	Filed	Form	Exhibit	Filing Date
		Herewith

3.1	Articles of Incorporation		S-1	3.1	02-26-09
3.2	Bylaws		S-1	3.2	02-26-09
4.1	Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted on June 10, 2008		S-1	10.3	02-26-09
4.2	Form of Registration Rights Agreement 2010		10-K	4.3	04-15-11
4.3	Form of Warrant 2010		10-K	4.4	04-15-11
4.4	Form of Warrant 2011 (Convertible Bridge Loan)		8-K	10.1	05-25-11
4.5	Form of Convertible Promissory Note 2011		8-K	10.2	05-25-11
10.1	Assignment of Interest Agreement between Bakken Resources, Inc. (formerly Multisys Language Solutions, Inc.) and Peter Schmid dated June 11, 2008		S-1	10.2	02-26-09
10.2	Asset Purchase Agreement with Holms Energy, LLC entered into on November 26, 2010		8-K	10.1	10-21-10
10.3	Asset Purchase Agreement between Holms Energy, LLC and Evenette and Rocky Greenfield entered into on November 12, 2010		8-K	10.2	10-21-10
10.4	Promissory note with Holms Energy, LLC for $485,000 entered into on November 12, 2010		8-K	10.2	11-18-10
10.5	Office Lease beginning December 1, 2010		10-K	10.6	04-15-11
10.6	Form of Common Stock and Warrant Purchase Agreement 2010		10-K	10.7	04-15-11
10.7	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated February 1, 2011		8-K	10.1	02-07-11
10.8	Employment Agreement by and between Bakken Resources, Inc. and Karen Midtlyng, dated February 1, 2011		8-K	10.2	02-07-11

10.9	Employment Agreement by and between Bakken Resources, Inc. and David Deffinbaugh, dated effective as of January 1, 2012	10-K	10.10	04-16-12
10.10	Employment Agreement by and between Bakken Resources, Inc. and Val M. Holms, dated effective as of March 12, 2013	8-K	10.1	03-18-13
10.11	Employment Agreement by and between Bakken Resources, Inc. and Karen S. Midtlyng, dated effective as of March 12, 2013	8-K	10.2	03-18-13
10.12	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on February 4, 2011	8-K	10.1	02-09-11
10.13	Form of Securities Purchase Agreement, entered into by Bakken Resources, Inc. on March 18, 2011	8-K	10.1	03-24-11
10.14	Oil and Gas Lease by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 29, 2008	10-K	10.12	04-15-11
10.15	Oil and Gas Lease No.1 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008	10-K	10.13	04-15-11
10.16	Amendment to Oil and Gas Lease by and between The Rocky Greenfield and Evenette Greenfield Revocable Living Trust, Rocky Greenfield and Evenette Greenfield, Trustees and Oasis Petroleum North America, LLC dated September 18, 2009	10-K	10.14	04-15-11
10.17	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and Rocky Greenfield and The Armstrong Corporation dated September 9, 2003	10-K	10.15	04-15-11
10.18	Extension, Amendment and Ratification of Oil and Gas Lease by and between Evenette Greenfield and The Armstrong Corporation dated November 24, 2004	10-K	10.16	04-15-11
10.19	Oil and Gas Lease No.2 by and between Rocky Greenfield and Evenette Greenfield, Trustees of the Revocable Living Trust of Rocky Greenfield and Evenette Greenfield and Empire Oil Company dated July 14, 2008	10-K	10.17	04-15-11
10.20	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 29, 2008	10-K	10.18	04-15-11
10.21	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.19	04-15-11
10.22	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and The Armstrong Corporation dated March 1, 2005	10-K	10.20	04-15-11
10.23	Oil and Gas Lease by and between Val Holms and Mari Holms Revocable Living Trust, Val Holms and Mari Holms Trustees and The Armstrong Corporation dated September 9, 2003	10-K	10.21	04-15-11
10.24	Oil and Gas Lease by and between Val Holms and Mari Holms, Trustees of the Val Holms and Mari Holms Revocable Living Trust and the Armstrong Corporation dated November 24, 2004	10-K	10.22	04-15-11
10.25	Oil and Gas Lease by and between Val Holms and Mari Holms, individually and as Trustees of the Val Holms and Mari Holms Revocable Living Trust and Empire Oil Company dated July 14, 2008	10-K	10.23	04-15-11

10.26	Form of Convertible Bridge Loan Agreement 2011		8-K	10.1	05-25-11
10.27	Mineral Property Sale and Purchase Agreement Between John L. Reely, Lincoln Green, Inc. and Bakken Resources, Inc. dated effective as of September 21, 2011		8-K	10.1	09-27-11
10.28	Indemnification Agreement with Oasis Petroleum Inc. dated January 23, 2014		10-Q	10.28	05-20-14
10.29	Mineral Property Lease Agreement with First Amendment Between Bakken Resources, Inc. and Big Willow, LLP, effective as of July 9, 2014		10-Q	99.1	11-19-14
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of Chief Executive Officer	X
32.2	Section 1350 Certification of Chief Financial Officer	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BAKKEN RESOURCES, INC.

Date: November 14, 2017

/s/ Dan Anderson
Dan Anderson
CFO
(Principal financial and accounting officer)