Form 10-Q
period 2017-06-30
BAKKEN RESOURCES INC
filed 2017-11-15
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes [    ]       No [X]

The number of shares of issuer’s outstanding common stock as of June 30, 2017 was 56,735,350.

BAKKEN RESOURCES, INC.
FORM 10-Q

Bakken Resources, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the period ending June 30, 2017, concurrently with Quarterly Reports for the periods ending March 31, 2017 and September 30, 2017. Exhibit indexes and certain other disclosures are made as of the filing date.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	30-Jun-17	31-Dec-16
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$917,961	$1,240,110
Financing deposit escrow	250,000	$-
Accounts receivable - trade	814,145	115,833
Related party receivable	475,388	475,388
Prepaid expenses	83,391	52,347
Other receivables	157,854	615,858
Income tax refunds receivable	665,407	601,459
Investments available for sale	3,725,022	3,507,379
Total current assets	7,089,168	6,608,374

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $38,886 and $38,714	-	172
UNPROVED MINERAL RIGHTS AND LEASES	50,000	50,000
Total Assets	$7,139,168	$6,658,546
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$105,929	$112,728
Accrued liabilities	134,768	78,069
Related party payable	334,593	232,423
Total Liabilities	575,290	423,220

COMMITMENTS AND CONTINGENCIES (see Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 600,000 Series A outstanding	600	600
Additional paid-in capital	4,710,157	4,710,159
Common stock, $.001 par value, 100,000,000 shares authorized, 56,735,350 shares issued and outstanding	56,735	56,735
Accumulated other comprehensive income, net of tax	241,889	204,438
Retained earnings	1,554,496	1,263,394
Total Stockholders' Equity	6,563,877	6,235,326
Total Liabilities and Stockholders' Equity	$7,139,168	$6,658,546

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES	$171,059	$118,839	$958,066	$218,793

OPERATING EXPENSES
Depreciation	69	594	172	1,220
Payroll	20,081	19,700	40,256	99,370
Professional fees	400,443	388,043	842,779	575,296
General and administrative expenses	47,838	77,349	92,666	148,891
Total Operating Expenses	468,431	485,686	975,873	824,777
INCOME/(LOSS) FROM OPERATIONS	(297,372)	(366,847)	(17,807)	(605,984)

OTHER INCOME (EXPENSES):
Interest income	23,092	2,145	24,114	3,484
Realized gains on investments	22,571	5,247	120,484	2,552
Dividend Income	6,238	23,116	22,564	34,906
Financing expense	-	(50,000)	-	(50,000)
Other Income	75,000	-	75,313	-
Total other income (expenses)	126,901	(19,492)	242,475	(9,058)

NET INCOME/LOSS BEFORE INCOME TAXES	(170,471)	(386,339)	224,668	(615,042)
Income tax benefit/(Provision)	13,135	133,849	66,434	305,897
NET INCOME/(LOSS) BEFORE INCOME TAXES	$(157,336)	(252,490)	$291,102	$(309,145)

OTHER COMPREHENSIVE INCOME (LOSS)
Reclassification adjustment for realized gains	(22,571)	-	(120,484)	-
Unrealized gains on investments, net of tax	41,507	31,225	157,935	106,371
TOTAL COMPREHENSIVE INCOME/(LOSS)	$(138,400)	$(221,265)	$328,553	$(202,774)
NET INCOME/(LOSS) PER COMMON SHARE
–BASIC	Nil	Nil	Nil	Nil
–DILUTED	Nil	Nil	Nil	Nil
Weighted average common shares outstanding:
–basic	56,735,350	56,735,350	56,735,350	56,735,350
–diluted	56,735,350	56,735,350	100,000,000	56,735,350

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$291,102	$(309,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	172	1,220
Realized Gain on investments	(120,484)	(2,552)
Deferred income taxes on unrealized investment gains	(26,670)	(75,459)
Financing expense	-	50,000
Change in operating assets and liabilities:
Accounts receivable - trade	(698,312)	(166,955)
Other receivables	458,004	305,275
Related party receivable	102,170	-
Income tax refunds receivable	(63,947)	(188,665)
Prepaid expenses	(31,044)	(9,196)
Accounts payable	(6,799)	(539)
Royalty payable to related party	-	20,117
Accrued liabilities	56,698	50,620
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	(39,110)	(325,279)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of investments	(1,207,615)	(18,098)
Cash provided from sale of investments	1,174,576	300,000
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(33,039)	281,902

CASH FLOW FROM FINANCING ACTIVITIES:
Eagle credit facility financing cost	-	(50,000)
Eagle credit facility financing escrow	(250,000)	-
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(250,000)	(50,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(322,148)	(93,377)
Cash at beginning of period	1,240,110	228,952
Cash at end of period	$917,961	$135,575

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

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including Series A preferred shares that may be converted to common shares. For the three and six-month periods ended June 30, 2017, dilution from convertible Series A preferred shares which are convertible into 43,264,650 shares of common stock have been included in the diluted earnings per share calculation, for the comparable periods of 2016, the convertible shares would be anti-dilutive.

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

During the three and six-months ended June 30, 2017 and 2016, the Company recognized no impairment of its oil and gas properties.

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

The Company has assets measured at fair value on a recurring basis (See Note 5). As of June 30, 2017, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with oil and gas producing properties, and mineral rights and leases, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Receivable

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy LLC., which is owned by a former officer of the Company, a five percent (5%) overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing (2020). In 2016, the Company discovered that the methodology used to calculate and pay the overriding royalty to Holms Energy from 2011 through 2014 was incorrectly and inconsistently applied. As of June 30, 2017, and December 31, 2016, the royalty receivable was $475,388. The corresponding royalty expense for the three-month periods ended June 30, 2016 and 2017 was $62,658 and $43,760 respectively. Holms Energy, LLC was an entity controlled by the Company’s former CEO and Chairman, Val Holms.

Royalty Payable:

The royalty payable to Holms Energy LLC was $334,593 at June 30, 2017. This reflects royalties that have been accrued but not paid.

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

HEDC claw back

When the mineral rights were acquired by the Company, the mineral estate was “split” which means that the Company acquired the rights to production from formations from the surface to the base of the Bakken Formation. Holms Energy Development Corporation (HEDC), a related party, retained the mineral rights from below the Bakken Formation (typically the Three Forks Formation). Since 2011, Oasis had failed to recognize HEDC as a valid royalty interest holder. Oasis paid the Company for production from all formations, including the Three Forks Formation. Each month, the Company paid HEDC for these production payments. The Company acted, in effect, as an accounting and payment conduit for HEDC. Oasis recognized HEDC as a valid royalty interest holder in late 2014 and these payments were remitted to HEDC directly.

In 2016 and 2017, Oasis began to claw back some of these payments because they were unaware of the payments made by the Company to HEDC during the 2011-2014 period. The claw backs currently total approximately $115,000. The Company is working with Oasis to resolve this, and expects to ultimately recover the funds due.

NOTE 5 – INVESTMENT AVAILABLE FOR SALE

In December 2015, the Company invested cash into a diversified investment portfolio. The portfolio is composed of available-for-sale investments consisting of equities, fixed income, and money market securities. The corporate obligations portfolio includes ten $50,000 bonds maturing in 2-5 years and three $50,000 bonds, maturing in 5-10 years.

During the three and six months ended June 30, 2017 the Company had recognized unrealized net gain on its available-for-sale investments of $41,507 and $157,935, respectively.

Deferred income taxes on unrealized gains on available-for-sale investments were $13,434 and $26,670 for the three and six month periods ended June 30, 2017, respectively.

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

The tables below set forth the Company’s investments measured at fair value on a recurring basis:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money Market Funds	$65,739			$65,739

Fixed income investments:
Corporate obligations	656,781	6,539	(1,735)	661,585
Fixed income mutual funds	451,390	7,001	(8,340)	450,051
Total fixed income investments	1,108,171	4,804	(10,075)	1,111,636

Publicly traded equities	1,180,104	247,014	(46,872)	1,380,246

Other investments:
Exchange Traded Funds	961,232	206,169		1,167,401
Total other investments	961,232	206,169	-	1,167,401
Total	$3,315,246	$466,723	$(56,947)	$3,725,022

	Level 1	Level 2	Level 3	Total
Money Market Funds	$65,739			$65,739

Fixed income investments:
Corporate obligations		661,585		661,585
Fixed income mutual funds	450,051			450,051
Total Fixed Investments	450,051	661,585		1,111,636
Publicly traded equities	$1,380,246			1,380,246
Other investments:
Exchange traded funds	1,167,401			1,167,401
Total Other Investments	1,167,401			1,167,401
Total	$3,063,437	$661,585		$3,725,022

NOTE 6 – INCOME TAXES

During the three and nine months ended June 30, 2017 the Company had an income tax benefit totaling $13,135 and $66,434. This tax benefit is from the deferred income taxes on the unrealized investment portfolio gain and federal and state income tax refunds expected to be realized. The income tax refund receivable totals as of June 30, 2017 and December 31, 2016 total $665,407 and $601,459, respectively. The state of North Dakota withheld $5,638 in estimated income tax in the second quarter 2017.

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

Potentially Dilutive Effect: The Series A preferred stock can be converted into 100 shares of common stock. Therefore, Eagle may exercise its rights to convert its preferred stock into 60 million shares of common stock. The Company has authorized 100 million common stock shares. Eagle may, at its discretion, elect to convert shares of Series A Preferred Stock into shares of the Company’s common stock, but only to the extent that the Company has such shares of common stock available to issue. Currently, there are approximately 57 million shares outstanding, meaning that Eagle may convert its preferred into approximately 43 million shares of common stock. Therefore, an Eagle conversion could potentially dilute existing common stock holders by 51%. Conversion of Series A Preferred Stock into the Company’s common stock has no dilutive impact on voting.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The Bakken Resources Inc. bylaws state that the Company will indemnify officers and directors for actual and reasonable amounts incurred while acting as an agent of the corporation. Val Holms’ attorneys have submitted invoices to Bakken through December 31, 2016 for direct payment totaling more than $394,930. These services include the Graiwer lawsuit and investigation related defense costs, as well as for other services that do not appear to pertain to any litigation. The Company has reviewed all submitted charges. The Company paid all billings that appear to be indemnifiable under the Company’s bylaws and Val Holms’ Leave of Absence Agreement. Consequently, $277,719 in services billed have not been reimbursed nor accrued as legal fees expense as of June 30, 2017.

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

NOTE 9 – SUBSEQUENT EVENTS

Lefty wells claw back—In late 2016, Oasis Petroleum made a significant downward adjustment in the net royalty interest in one of our largest spacing units (one of eighteen) for a group of wells known as the Lefty wells. This downward adjustment resulted in a nearly $600,000 retroactive revenue adjustment. This adjustment was not supported by our information, including an existing title opinion. Oasis determined that the adjustment was incorrect and refunded the $600,000 that was retroactively adjusted in July 2017. Accordingly, the Company has recognized the effect of the previously clawed back revenue in its revenues and accounts receivable as of June 30, 2017.

Retroactive Royalty Adjustment: In late 2016, Oasis Petroleum made a significant downward adjustment in the net royalty interest in one of our largest spacing units (one of eighteen). This downward adjustment resulted in a nearly $600,000 retroactive revenue adjustment. This downward adjustment was not supported by our information, including an existing title opinion, and simply did not make sense. Oasis, however, was adamant that it was correct. Oasis finally determined that the adjustment was incorrect and refunded the $600,000 that was retroactively adjusted in July 2017.

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

During the first quarter 2016, the Company received royalty and overriding royalty payments on one-hundred-three (103) producing oil wells ninety-five (95) of which also produce natural gas. This production and proved reserves are as follows:

		Average		Percent	2017
	Producing	Daily	Proved	Proved	Average
	Wells	Production	Reserves	Developed	Price
Crude Oil	103	10,945 Bbls	46,460,028 Bbls	28%	47.25
Natural Gas	95	18,728 MCF	70,012,232 MCF	22%	3.80
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

Results of Operations

Key Trends.

●

Oil and Natural Gas Prices: Oil and natural gas unit prices have declined sharply since hitting highs in June 2014. Currently, these unit prices are 56% lower than their 2014 peak, but have increased 9% from second quarter 2016. Prices increased 1% for the six-month period ending June 30, 2017. While we believe prices will increase, it may be a couple of years before they return to levels greater than $70 per barrel.

●

Oil and Natural Gas Production Levels: Crude oil production declined 38% in the second quarter 2017 and declined 34% for the six months ending June 30, 2017. Natural gas increased by 2% from 2016. The oil decrease can be attributed to several wells that have temporarily stopped production while new wells are being completed on a common pad. It also reflects the sharp decrease in production from 20 wells that began initial production in 2016. Shale wells generally show steep production declines after initial production.

●

Legal and Investigation Related Costs: Operating expenses have increased due to high legal fees which are attributed to ongoing litigation and the ongoing internal investigation. During the first quarter 2017, the Company incurred $296,201 in costs related to the investigation and related litigation. Total expenses since 2014 exceed $3.4 million. A claim has been filed against the estate of Val M Holms for these investigation-related expenses which have been and will continue to be accrued. This claim has not, however, been booked as a receivable.

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

Collectively, these trends have created an operating profit for the first six months of 2017.

Unit prices are expected to increase over the next two years, thus driving revenue upward. Legal fees are expected to decrease significantly as the remaining lawsuits are resolved and the investigation costs end.

Revenue. We generated net revenue (gross revenue less production taxes and deductions) for the three and six months ended June 30, 2017 totaling $171,059 and $958,066 compared to revenue of $118,839 and $218,793 for the three and six months ended June 30, 2016. The increase relative to 2016 reflects the Oasis retroactive revenue accrual, increasing oil and natural gas unit prices, higher net royalty interest, and significantly lower crude oil production. For the three and six months ended June 30, 2017, oil production totaled 995,983 barrels versus 1,623,370 barrels during the first three months of 2016. This represents a thirty-nine percent (39%) and thirty-four percent (34%) decrease, respectively.

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

Revenue Claw backs: When the Company acquired mineral rights from Holms Energy LLC, a related party, the mineral estate was split meaning that the Company acquired the rights to production emanating from formations from the surface to the base of the Bakken Formation. Holms Energy Development Corporation (“HEDC”), a related party, retained the mineral rights from below the Bakken Formation. Since 2011, Oasis has failed to recognize the legitimacy of HEDC and paid the Company for production that emanated from mineral rights owned by HEDC. Each month the Company then paid HEDC for these royalty payments, acting, in effect, as a payment conduit for HEDC. Oasis finally recognized HEDC in late 2014 and these payments stopped flowing to the Company.

In 2016 and 2017, Oasis began to claw back some of these payments. The claw backs currently total $115,000. The Company is working with Oasis to resolve this matter.

Operating Expenses. For the three and six month periods ending June 30, 2016 compared to the three and six months ended June 2017, operating expenses decreased $17,255 (3%) but increased $151,096 (18%), respectively. The three months decrease reflects lower general and administrative expenses. The six month increase reflects sharply higher legal fees ($267,483) related to litigation.

Operating loss for the second quarter 2017 totaled $297,372 versus a $366,847 operating loss in the second quarter 2016. Higher revenue driven by the Oasis revenue accrual described in Note 4, lower oil production combined with substantially higher legal fees attributed to the internal investigation and related litigation contributed to the operating profit.

Our material financial obligations include salaries paid to our current employee, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash and investments available for sale totaling $4,892,983 compared to $4,747,489 as of December 31, 2016.

For the six months ended June 30, 2017 operations used approximately $6,500 per month in cash compared to cash used by operating activities of approximately $54,000 per month during the six months ended June 30, 2016. The increase reflects lower trade accounts receivable. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long-term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses.

In the future, we anticipate we will be able to provide the necessary liquidity from royalty revenues related to sale of oil reserves of existing properties. No assurances, however, can be given that such royalties will continue to be received. As of June 30, 2017, the royalty revenues received have been sufficient to provide liquidity during the previous twelve months. If the Company does not generate sufficient revenues it will continue to finance operations through equity or debt financings.

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

Early in 2017, Oasis began to claw back certain payments already paid to HEDC. This claw back totaled $115,000 and included only five wells for a short period of time. HEDC direct payments ($2.4 million), included ten wells over a four-year period.

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

We have information that an additional thirty-seven (37) wells are either permitted, drilling, or are in confidential status. Although we believe that income from our wells will likely reduce or eliminate operating losses in the near future, we have no control over the timing of when we will receive such royalty payments. In addition, there can be no assurance that we will be successful in addressing operational risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of and participation of our management, including our Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15 under the Exchange Act) as of June 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including our CFO as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our CFO has concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

On or around July 18, 2013, BRI received notice of a complaint filed in McKenzie County, ND (Roil Energy v. Toll Reserve Consortium (ND Dist. Ct., Case No. 27-2013-CV-00124)) (the “ND Case”). The plaintiffs in the ND Case are the same as in the Allan Holms Case described above. The claims in the ND Case arise from the same facts alleged by the plaintiffs in the Washington case. The plaintiffs in the ND Case sought to, among other things, quiet title in mineral assets intended to be conveyed to Roil Energy. The ND Case was dismissed without prejudice, and a release from lis pendens relating to the ND Case was filed with McKenzie County on September 11, 2014.

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

Bakken Resources, Inc. v. Holms et al., Case No. DDV 2016-612, First Judicial District Court, State of Montana, Lewis & Clark County (July 21, 2016). This action was filed by the Company in response to an attempted hostile takeover led by Allan Holms on July 20, 2016. The TRO was granted on July 22, 2016. The Allan Holms group filed an Answer, Affirmative Defenses, and Third-Party Claims against the Company, Dan Anderson, Karen Midtlyng and corporate counsel (i.e. Wesley J. Paul) on August 8, 2016. The court extended the restraining order on August 9, 2016. The Court again extended the restraining order on December 20, 2016. On or around October 19, 2016, this Court issued a temporary restraining order to halt a planned annual meeting of the Client set for October 25, 2016 until 60 days following this Courts’ determination regarding whether the events of July 20, 2016 by the Allan Holms group resulted in change of control of the Company and also temporarily enjoining the Company from allowing Eagle Private Equity to vote on any matters. A hearing relating the Annual Meeting TRO was held in December 2016 and the Company elected not to oppose the hearing pending the resolution of various motions filed in this Montana case and the then-pending trial in Nevada. Multiple motions remain pending in this matter, including motions to dismiss the Third-Party Claims and motions to stay filed by the Company in this matter.

On February 21, 2017, the Company initiated an action titled, Bakken Resources, Inc. v. Holms et al., Second Judicial District Court, State of Nevada, County of Washoe. The Company filed a verified complaint in Nevada against Allan Holms, Manuel Graiwer, and Doe Defendants 1-10 and Roe Entities I-X, seeking injunctive relief, declaratory relief, as well as claims for conversion and fraud. The claims stem from Defendants’ improperly attempting to convey ownership of Val Holms’ shares1 to Allan Holms as well as Graiwer’s improper receipt of $19,929.00 as a finders’ fee for bringing investors to the company. On March 17, 2017, the case was removed to the United States District Court for the District of Nevada. Defendant Allan Holms filed a motion to dismiss the case on March 17, 2017. Client filed an emergency motion to extend the Nevada TRO on March 24, 2017. The TRO was granted on March 28, 2017. On April 13, 2017, the parties filed a Stipulation and Order to Extend the Temporary Restraining Order and to Vacate the Hearing on Preliminary Injunction. The Stipulation and Order were approved on April 17, 2017. The Stipulation and Order states, among other things, that Allan Holms may not claim to own any of the shares issued in the name of Val Holms until final disposition of the matters giving rise to this Nevada action. The Company has since filed a motion to remand the case to Nevada state court and consolidate the action with the other existing litigation in Nevada state court, both of which motions have since been granted.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

_____________________________

1 Allan Holms claims to have acquired 26,235,000 shares of common stock held by Val Holms in transactions purportedly taking place in August 2016 and December 2016. Allan Holms claims one-half of such shares were acquired in August 2016 and the remaining one-half was acquired in December 2016. Val Holms passed away on December 24, 2016. Such shares in the name of Val Holms constitute approximately 47% of the issued and outstanding common stock of the Company. Neither Allan Holms, nor Val Holms made any filing pursuant to Section 16 of the Securities Exchange Act of 1934 (such as Form 3,4, 5) contemporaneous with these purported transactions. Allan Holms did file a Form 5 and Schedule 13D in February 2017 whereby Allan Holms claimed to be an officer, director and a 10% holder of equity in the Company. Allan Holms’ purported share purchase transactions allegedly took place at approximately also the same time when Allan Holms claimed to hold voting proxies (not the shares themselves) from Val Holms relating to an attempted hostile takeover of the Company that took place on July 20, 2016, the subject of which is part of a separate litigation described above. For purposes going forward in evaluating the holder of the disputed shares currently in the name of Val Holms (the “Disputed Shares”) and consistent with the Stipulation and Order mentioned in this paragraph, the Company has taken the position that Allan Holms is not a related party or related person to the Company by virtue of his purported acquisition of the Disputed Shares. Ownership of the Disputed Shares is currently not determined as the estate of Val Holms has, at separate times, both disavowed ownership of the Disputed Shares and indicated that it is not certain of the ownership of the Disputed Shares. Since ownership of the Disputed Shares bears several issues of disclosure, including, without limitation, disclosure of related party transactions, the Company will take the position for purposes of its disclosure obligations that the Disputed Shares are held by the estate of Val Holms.

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