Form 10-Q
period 2017-09-30
BAKKEN RESOURCES INC
filed 2017-11-15
CIK 1450390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Yes [   ]     No [X]

The number of shares of issuer’s outstanding common stock as of September 30, 2017 was 56,735,350.

BAKKEN RESOURCES, INC.
FORM 10-Q

Bakken Resources, Inc. (the "Company") is filing this Quarterly Report on Form 10-Q for the period ended September 30, 2017, concurrently with Quarterly Reports for the periods ended March 31, 2017 and June 30, 2017. Exhibit indexes and certain other disclosures are made as of the filing date.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

BAKKEN RESOURCES, INC
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	30-Sep-17	31-Dec-16
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,554,780	$1,240,110
Financing deposit escrow	250,000	$-
Accounts receivable - trade	333,643	115,833
Related party receivable	475,388	475,388
Prepaid expenses	76,325	52,347
Other receivables	157,854	615,858
Income tax refunds receivable	558,616	601,459
Investments available for sale	3,855,915	3,507,379
Total current assets	7,262,521	6,608,374

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $38,886 and $38,714	-	172
UNPROVED MINERAL RIGHTS AND LEASES	50,000	50,000
Total Assets	$7,312,521	$6,658,546
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$128,180	$112,728
Accrued liabilities	92,204	78,069
Related party payable	400,526	232,423
Total Liabilities	620,910	423,220
COMMITMENTS AND CONTINGENCIES (see Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 600,000 Series A outstanding	600	600
Additional paid-in capital	4,710,158	4,710,159
Common stock, $.001 par value, 100,000,000 shares authorized, 56,735,350 shares issued and outstanding	56,735	56,735
Accumulated other comprehensive income, net of tax	282,445	204,438
Retained earnings	1,641,673	1,263,394
Total Stockholders' Equity	6,691,611	6,235,326
Total Liabilities and Stockholders' Equity	$7,312,521	$6,658,546

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES	$144,009	$471,839	$1,102,075	$690,632

OPERATING EXPENSES
Depreciation	-	596	172	1,816
Payroll	19,917	24,283	60,173	123,653
Professional fees	362,203	411,098	1,204,982	986,394
General and administrative expenses	73,470	59,715	166,091	208,606
Loss on abandonment of lease	-	751,941	-	751,941
Total Operating Expenses	455,590	1,247,633	1,431,418	2,072,410
INCOME/(LOSS) FROM OPERATIONS	(311,581)	(775,794)	(329,343)	(1,381,778)

OTHER INCOME (EXPENSES):
Interest income	(3,600)	913	20,514	4,397
Realized gains on investments	46,479	14,864	166,962	17,416
Dividend Income	22,069	18,196	44,633	53,102
Financing expense	-	(600,000)	-	(650,000)
Other Income	3,355	1,520	78,668	1,520
Total other income (expenses)	68,303	(564,507)	310,777	(573,565)

NET INCOME/(LOSS) BEFORE INCOME TAXES	(243,278)	(1,340,301)	(18,566)	(1,955,343)
Income tax benefit/(Provision)	330,412	147,968	396,845	453,865
NET INCOME/(LOSS)	$87,134	$(1,192,333)	$378,279	$(1,501,478)

OTHER COMPREHENSIVE INCOME/(LOSS)
Reclassification adjustment for realized gains	(46,479)		(166,962)	-
Unrealized gains on investments, net of tax	87,035	50,416	244,969	156,787
TOTAL COMPREHENSIVE INCOME/(LOSS)	$127,690	$(1,141,917)	$456,286	$(1,344,691)
NET INCOME/(LOSS) PER COMMON SHARE
–BASIC	$0.002	$(0.020)	$0.007	$(0.020)
–DILUTED	$0.001	$(0.010)	$0.005	$(0.010)
Weighted average common shares outstanding:
–basic	56,735,350	56,735,350	56,735,350	56,735,350
–diluted	100,000,000	56,735,350	100,000,000	56,735,350

See accompanying notes to the consolidated financial statements.

BAKKEN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$378,279	$(1,501,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	172	1,816
Realized Gain on investments	(166,962)	(17,416)
Deferred income taxes on unrealized investment gains	(28,770)	(111,225)
Loss on impairment of asset	-	751,941
Financing expense	-	650,000
Change in operating assets and liabilities:
Accounts receivable - trade	(217,810)	(836,654)
Other receivables	458,002	246,409
Related party receivable	-	-
Income tax refunds receivable	42,844	(301,827)
Prepaid expenses	(23,978)	(9,699)
Accounts payable	15,453	(52,773)
Royalty payable to related party	168,103	163,037
Accrued liabilities	14,134	129,121
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	639,467	(888,748)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchases of investments, net	(254,799)	862,765
Cash provided from sale of investments	180,002	-

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(74,797)	862,765

CASH FLOW FROM FINANCING ACTIVITIES:
Cash from Eagle credit facility	-	600,000
Eagle credit facility financing fee	(250,000)	(50,000)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(250,000)	550,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	314,670	524,017
Cash at beginning of period	1,240,110	228,952
Cash at end of period	$1,554,780	$752,969

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

Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents, including Series A preferred shares that may be converted to common shares. For the three and nine month periods ending September 30, 2017, dilution from convertible Series A preferred shares which are convertible into 43,264,650 shares of common stock have been included in the diluted earnings per share calculation, for the comparable periods of 2016, the convertible shares would be anti-dilutive.

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

During the three and nine months ended September 30, 2017 and 2016, the Company recognized no impairment of its oil and gas properties.

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

The Company has assets measured at fair value on a recurring basis (See Note 5). As of September 30, 2017, the Company also had assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis like those associated with oil and gas producing properties, and mineral rights and leases, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if any of these assets are determined to be impaired. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Related Party Receivable

In connection with the acquisition of the Holms Property, the Company granted to Holms Energy LLC., which is owned by a former officer of the Company, a five percent (5%) overriding royalty on all revenue generated from the Holms Property for ten years from the date of the acquisition closing (2020). In 2016, the Company discovered that the methodology used to calculate and pay the overriding royalty to Holms Energy from 2011 through 2014 was incorrectly and inconsistently applied. As of September 30, 2017, and December 31, 2016, the royalty receivable was $475,388. The corresponding royalty expense for the three and nine month periods ended September 30, 2016 and 2017 was $151,589 and $65,933, and $206,023 and $240,717, respectively. Holms Energy, LLC was an entity controlled by the Company’s former CEO and Chairman, Val Holms.

Royalty Payable:

The royalty payable to Holms Energy LLC was $400,526 and $232,423 at September 30, 2017 and December 31, 2016, respectively. This reflects royalties that have been accrued but not paid.

Eagle Private Equity:

In May 2016, the Company entered into a transaction with Eagle Private Equity whereby Eagle provided the Company with a $1 million acquisition-line credit facility. The events of July 20, 2016 (see Note 8) triggered Eagle’s right to put and convert loans, which Eagle exercised by obtaining 600,000 shares of the Company’s Series A Preferred Stock, with voting rights equivalent to 60 million shares of common stock. The Eagle transaction documents executed in May 2016 also contemplated a renewal, at the Company’s option, at the expiration of the term of original facility.

Following the expiration of the Eagle credit line in January 2017, the Company entered into negotiations for an extension/renewal of the credit line, a potential redemption of preferred Series A shares obtained by Eagle in connection with the attempted takeover of July 20, 2016, and a consulting agreement pertaining to debt and equity underwriting services.

In the first quarter of 2017, the Company had certain negotiations relating to such extension/renewal of the Eagle facility and the redemption of the preferred Series A shares. However, the Company did not close on this proposed additional transaction with Eagle, but placed $250,000 into a fully-refundable escrow to secure the rights to close the proposed extension/renewal, renegotiate key terms, or abandon the proposed extension/renewal. The $250,000 placed into escrow represents, in part, potential fees associated with the renewal and execution of the stock redemption agreement. These funds will remain in escrow until such time as the parties elect to terminate such escrow. If the extension/renewal closes and the redemption is exercised, then all or a portion of the $250,000 will be remitted to Eagle and recognized as financing expense.

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

Lefty wells claw back

The Company’s revenues are based on net royalty information it believes to be correct including information about the property interests provided by the Company’s land consultants. If information becomes available that revises estimates in collectible revenue, the Company adjusts the revenue, trade accounts receivable and related accounts, to reflect the revisions. During 2016, Oasis significantly reduced the net royalty interest for a certain group of the Company’s most significant wells (‘the Lefty wells”), because of an alleged discrepancy in spacing units of those wells. As a result, Oasis retroactively deducted (“clawed back”) approximately $600,000 from the Company’s 2016 remittances by recalculating the royalties on these wells since the beginning of their production.

Company records indicated that this adjustment was in error and Oasis was notified. Oasis informed the Company that a title opinion had been obtained that supported the claw back of revenues. Due to uncertainties in recovering the clawed-back funds, the Company adjusted its December 31, 2016 trade accounts receivable and revenue pending any recovery of the clawed-back funds from Oasis. In April 2017, Oasis determined the retroactive adjustment was in error, and in July of 2017 remitted the clawed-back funds to the Company

The Company engaged a national land company to review its mineral acreage to determine and verify net mineral acreage. This information generally supported managements’ conclusions regarding The Company’s net royalty interests. This information will be used in title opinions, which will be the legal basis for continuing work with Oasis to resolve these outstanding issues. We expect these remaining net royalty interest differences to be resolved in 2017.

HEDC claw back

When the Company’s mineral rights were acquired from Holms Energy LLC, a related party, the mineral estate was “split” so that the Company acquired the rights to production from oil and gas formations from the Earth’s surface to the base of the Bakken Formation. Holms Energy Development Corporation (HEDC), also a related party, retained the mineral rights from below the Bakken Formation (typically the Three Forks Formation). Since 2011, Oasis failed to recognize HEDC as a valid royalty interest holder, and accordingly paid the Company for production from all formations, including the Three Forks Formation. Each month, the Company would pay HEDC for its share of production payments related to oil and gas production from formations outside the Bakken Formation. The Company, in effect, acted as an accounting and payment conduit for HEDC. Oasis recognized HEDC as a valid royalty interest holder in late 2014 and HEDC’s production payments were then remitted to HEDC directly.

In 2016 and 2017, Oasis began to claw back a portion of the payments remitted to the Company for production royalties due HEDC, as they were unaware of the payments made by the Company to HEDC during the 2011-2014 period. The claw-backs currently total approximately $115,000. The Company is working with Oasis to resolve this, and expects to ultimately recover the funds due.

NOTE 5 – INVESTMENT AVAILABLE FOR SALE

In December 2015, the Company invested cash into a diversified investment portfolio. The portfolio is composed of available-for-sale investments consisting of equities, fixed income, and money market securities. The corporate obligation portfolio includes eleven $50,000 bonds maturing in 2-5 years and two $50,000 bonds maturing in 5-10 years.

During the three months and nine months ended September 30, 2017 the Company had recognized unrealized gain net of tax on its available-for-sale investments of $87,035 and $244,969, respectively.

Deferred income taxes on unrealized gains on available-for-sale investments were $2,100 and $28,770 for the three and nine-months period ended September 30, 2017, respectively.

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

The tables below set forth the Company’s investments measured at fair value on a recurring basis at September 30, 2017:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money Market Funds	$71,041			$71,041

Fixed income investments:
Corporate obligations	656,018	6,821	(562)	662,277
Fixed income mutual funds	451,354	1,763	(2,341)	450,776
Total fixed income investments	1,107,372	8,584	(2,903)	1,113,053

Publicly traded equities	1,302,049	308,214	(64,136)	1,546,127

Other investments:
Exchange traded funds	896,351	229,343		1,125,694
Total other investments	896,351	229,343		1,125,694
Total	$3,376,813	$546,121	$(67,039)	$3,855,915

	Level 1	Level 2	Level 3	Total
Money Market Funds	$71,041			$71,041

Fixed income investments:
Corporate obligations		662,277		662,277
Fixed income mutual funds	450,776			450,776
Total Fixed Income Investments	450,776	662,277		1,113,053
Publicly traded equities	$1,546,127			1,546,127
Other investments:
Exchange traded funds	1,125,694			1,125,694
Total Other Investments	1,125,694			1,125,694
Total	$3,193,638	$662,277		$3,855,915

NOTE 6 – INCOME TAXES

During the three and nine months ended September 30, 2017 the Company had an income tax benefit totaling $330,412 and $396,845. This tax benefit is from the deferred income taxes on the unrealized investment portfolio gain and federal and state income tax refunds expected to be realized. The income tax refund receivable totals as of September 30, 2017 and December 31, 2016 total $558,616 and $601,459, respectively. The state of North Dakota withheld $16,274 in estimated income tax in the third quarter 2017.

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

The Series A Preferred Stock includes the following provisions:

●	Dividend Preferences: Each Series A preferred share shall entitle the holder to receive dividends in a manner determined by the Company Board of Directors. These dividends shall be paid prior to any dividends paid on common stock. Any preferred dividend must equal or exceed any dividend paid on common stock.

●	Liquidation preferences: In the event of liquidation, dissolution, or winding up of the Company, holders of Series A preferred shares shall be entitled to receive, prior, and in preference to any distribution of any of the assets of the Company to the holders of common stock.

●	Voting Rights: Each holder of Series A preferred shares shall be entitled to the number of votes equal to the number of common stock into which such shares of Series A preferred could be converted.
●	Conversion: Each Series A preferred share can be converted into 100 shares of common stock; or 60 million shares based upon 600,000 shares of Series A outstanding. At December 31, 2016, the holders of the Series A preferred could only convert into 43,264,650 shares of the Company’s common stock as the Company’s capital structure only authorizes 100 million shares of common stock to be issued.

●	Anti-Dilution: The conversion price of the Series A preferred shares shall be subject to adjustment, on a full ratchet basis, if the Company issues additional securities at a price per share less than the then applicable conversion price.

●	Conversion Price: The price at which shares of Common Stock shall be deliverable upon conversion of the Preferred Series A shares shall initially be the Series a Price per Share, $1 per share, subject to anti-dilution adjustments, if any.

●	Available Credit: At December 31, 2016, the Eagle line of credit had $400,000 in remaining available funds. The line of credit expired in early 2017.

The Eagle credit facility terminated in January 2017.

In the first quarter 2017, the Company had certain negotiations relating to an extension/renewal of the Eagle facility and the redemption of the Series A preferred shares. However, the Company did not close on this proposed additional transaction with Eagle, but placed $250,000 into a fully-refundable escrow to secure the rights to close the proposed extension/renewal, renegotiate key terms, or abandon the proposed extension/renewal. The $250,000 placed into escrow represents, in part, potential fees associated with the renewal and execution of the stock redemption agreement. These funds will remain in escrow until the parties elect to terminate the escrow. If the extension/renewal closes and the redemption is exercised, then all or a portion of the $250,000 will be remitted to Eagle.

Potentially Dilutive Effect: Each share of Series A preferred stock can be converted into 100 shares of common stock. Therefore, Eagle may exercise its rights to convert its preferred stock into 60 million shares of common stock. The Company has authorized 100 million common stock shares. Eagle may, at its discretion, elect to convert shares of Series A Preferred Stock into shares of the Company’s common stock, but only to the extent that the Company has such shares of common stock available to issue. There currently are approximately 57 million common shares of common stock outstanding, which means that Eagle could convert its preferred into approximately 43 million shares of common stock. Therefore, an Eagle conversion could potentially dilute existing common stock holders by 51%. Conversion of Series A Preferred Stock into the Company’s common stock has no dilutive impact on voting.

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

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County. Mr. Gillis, the plaintiff in this matter (the “Gillis Case”), is the trustee of the Bruce and Marilyn Gillis 1987 Trust. Mr. Gillis is alleging that the Company breached certain registration rights obligations pursuant to an equity investment made at or around November 2010. The Court in this this matter granted class certification and class notice in March 2014. The Company settled this matter in September 2014 for $200,000. This expenditure has been identified on this income statement as Settlement Expense in 2014.

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and T.J. Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols, and Wesley Paul, Case No. CV14 00544 (the “Graiwer Case”), filed in the Second Judicial District Court of the State of Nevada for Washoe County. Messrs. Graiwer and Jesky, the plaintiffs in the Graiwer Case, bring action on behalf of the Company derivatively, and the Company is also named as a nominal defendant. Messrs. Graiwer and Jesky are shareholders of the Company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment, and civil conspiracy against one or more of the named defendants. The Company is also informed that each of the other named defendants denies the validity of the claims made in the Graiwer case, and each intends to vigorously defend against such claims, as applicable. The plaintiff in the Graiwer Case have agreed to dismiss all claims against all defendants except Val M. Holms, and such dismissal is pending approval by the Court. It is management’s assessment that it is remote that the plaintiff’s will prevail.

The Bakken Resources Inc. bylaws state that the Company will indemnify officers and directors for actual and reasonable amounts incurred while acting as an agent of the corporation. Val Holms’ attorneys have submitted invoices to Bakken through December 31, 2016 for direct payment totaling more than $394,930. These services include the Graiwer lawsuit and investigation related defense costs, as well as for other services that do not appear to pertain to any litigation. The Company has reviewed all submitted charges. The Company paid all billings that appear to be indemnifiable under the Company’s bylaws and Val Holms’ Leave of Absence Agreement. Consequently, $277,719 in services billed have not been reimbursed nor accrued as legal fees expense, as of September 30, 2017.

Holms Salary Expense

Val Holms’ (Holms) employment contract stipulates an $180,000 annual salary or $15,000 per month in total compensation. In March 2015, Holms entered into a Leave of Absence Agreement (“LOAA”) that contained certain stipulations in order for Holms to receive his employment and compensation. Holms was paid under the LOAA through December 31, 2015.

Beginning January 1, 2016, the Company stopped all salary payments to Holms based upon repeated violations of the terms of the LOAA. Holms’ salary payments were paid into an escrow account until April 30, 2016. On May 6, 2016, Holms employment was terminated with cause in part because of these repeated LOAA violations. These violations have been documented and presented to Holms’ counsel. The Company does not imply expressly or otherwise that it is liable to pay Holms these amounts.

The Company recorded the Holms salary expense through April 30, 2016. However, when the one year statutory period to file a claim against the Company passed, the Company received the escrowed funds, ($75,000), and booked the proceeds as Miscellaneous Revenue.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified in the 2016 Annual Report in the section entitled “Risk Factors.”

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

During the third quarter 2016, the Company received royalty and overriding royalty payments on one-hundred-three (103) producing oil wells ninety-five (95) of which also produce natural gas. This production and proved reserves are as follows:

	Producing	Average	Proved	Percent	2017
	Wells	Daily	Reserves	Proved	Average
		Production		Developed	Price
Crude Oil	102	10,919 Bbls	45,466,940 Bbls	28%	45.19
Natural Gas	95	18,645 MCF	68,332,180 MCF	22%	3.07
Bbls = Barrels MCF = thousand cubic feet

The leases comprising the Company’s mineral rights average 17%. When the mineral rights were transferred from Holms Energy LLC., Holms Energy LLC. retained a 5% overriding royalty. Therefore, these mineral rights currently bear to us an average 12% royalty (17% less 5%) from the oil and gas produced on such lands until November 2020. At that time, the 5% overriding royalty currently held by Holms Energy, LLC, a related private Nevada company (“Holms Energy”) will revert back to the Company. The Company’s average net royalty interest is further reduced by the approved North Dakota Industrial Commission (NDIC) well spacing units attributable to each of the seventeen spacing units. The net average royalty percentage through the third quarter was .51%.

We currently have leases with four contracted oil drilling operators on various parcels of land constituting the 7,200 gross acres (and approximately 1,600 net mineral acres) on which we have mineral rights royalty interests. The contracted oil drilling companies with whom we are parties in interest pursuant to lease agreements (collectively, the “Lessees”) that we acquired rights to in November 2010 include: Oasis Petroleum, Continental Resources, Inc., Statoil, ASA, and Samson Oil. We have no rights to influence the activities conducted by these Lessees of our mineral rights, but if the Lessees do not accomplish the agreed upon drilling programs within the timeline, Lessees can lose their leases.

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

Results of Operations

Key Trends.

●

Price Stability: Oil and natural gas unit prices have declined sharply since hitting highs in June 2014. Currently, these unit prices are 56% lower than their 2014 peak, but have increased 10% from third quarter 2016. Crude oil prices decreased by 4.3% during the 3rd quarter. While we believe prices will increase, it may be years before they return to levels greater than $60 per barrel. Prices have remained in and are anticipated to remain within a narrow range.

●

Declining Oil and Natural Gas Production: Crude oil production declined 31% in the third quarter 2017 and decreased 30% for the nine months ending September 30, 2017. Natural gas decreased by 13% from 2016. The oil decrease can be attributed to several wells that have temporarily stopped production while new wells are being completed on a common pad. It also reflects the sharp decrease in production from 20 wells that began initial production in 2016. Shale wells generally show steep production declines after initial production.

●

Legal and Investigation Related Costs: Operating expenses have increased due to high legal fees which are attributed to ongoing litigation and the ongoing internal investigation. During the third quarter 2017, the Company incurred $162,000 in costs related to the investigation and related litigation. Total expenses since 2014 exceed $3.5 million. A claim has been filed against the estate of Val M Holms for these investigation-related expenses which have been and will continue to be accrued. This claim has not, however, been booked as a receivable.

●

Revenue accrual issues: Since the Company’s inception, the net royalty interests that the Company’s largest operator (Oasis Petroleum (“Oasis”)) uses to compute monthly royalty revenue have been incorrect. These incorrect royalty interests have resulted in underpayment of royalties. In addition, Oasis has historically made incorrect retroactive adjustments to Company net royalty interests, which affected Company revenue. An adjustment occurred in 2016, which resulted in an approximately $600,000 impact to revenue and cash flow. When those funds were remitted to the Company in 2017, it was booked as revenue in 2017.

●

Operator Issues: The Company’s largest operator, Oasis Petroleum, endured the market recession of 2015 and 2016 by drilling many wells to ensure sufficient cash flow to service its debt. In 2017, Oasis has departed from that strategy in favor of asset sales and divestitures. As a result, the drilling activity of the past two years is not expected to continue in 2017 and 2018. This could result in continuing production declines as existing wells produce less oil and natural gas.

Until late 2014, Oasis continued to pay the Company for royalties inuring to Holms Energy Development Corporation (HEDC), a related party. The Company, in turn, paid HEDC for those royalties received. Beginning in late 2016, Oasis began erroneously clawing-back some of the HEDC payments. The Company notified Oasis of the error, and a resolution is pending.

●

Income Tax Refunds: Net operating losses from 2016, driven by the market recession and substantial legal costs related to the Val Holms’ investigation, have been carried back to offset prior year’s net operating income. These carried-back operating losses created more than $500,000 in income tax refunds.

Collectively, these trends have created a net operating loss for the three and nine month periods ending September 30, 2017.

Crude oil and natural gas prices are expected to increase 10% over the next two years, driving revenue upward. Legal fees are expected to decrease significantly as the remaining lawsuits are resolved and the investigation costs end.

Revenue. The Company generated net revenue (gross revenue less production taxes and deductions) for the three and nine months ended September 30, 2017 totaling $144,009 and $1,102,075 compared to revenue of $471,839 and $690,632 for the three and nine months ended September 30, 2016. The decrease relative to 2016 reflects the decreasing oil and natural gas unit prices, lower net royalty interest, and lower crude oil production. For the three months ended September 30, 2017, oil production totaled 982,727 barrels versus 1,296,186 barrels during the 3rd quarter of 2016. This represents a thirty-one percent decrease (31%). Production decreased 30% for the nine months ended September 30, 2017.

While higher unit prices and lower crude oil production affected revenue, the Company’s net royalty interest declined in the third quarter. The Company’s net royalty interest is affected by the acreage attributed to each spacing unit as well as the producing formation. The increase in the number of wells producing from the Three Forks Formation producing wells decreases our net royalty interest because the Company only accrues a two (2) percentage point retained royalty on these wells. Similarly, as the Company’s well portfolio grows in areas where our acreage is lower, the average net royalty interest declines. This decline also reflects declining production in spacing units with higher net royalty interests.

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

Revenue Claw-backs: When the Company acquired mineral rights from Holms Energy LLC, a related party, the mineral estate was split meaning that the Company acquired the rights to production emanating from formations from the surface to the base of the Bakken Formation. Holms Energy Development Corporation (“HEDC”), a related party, retained the mineral rights from below the Bakken Formation. Since 2011, Oasis has failed to recognize the legitimacy of HEDC and paid the Company for production that emanated from mineral rights owned by HEDC. Each month the Company then paid HEDC for these royalty payments, acting, in effect, as a payment conduit for HEDC. Oasis finally recognized HEDC in late 2014 and these payments stopped flowing to the Company.

In 2016 and 2017, Oasis began to claw-back some of these payments. The claw-backs currently total $115,000. The Company is working with Oasis to resolve this matter.

Operating Expenses. Operating expenses decreased $792,043 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Operating expenses for the nine months ended September 30, 2017 decreased by $640,992 compared to September 30, 2016 reflecting the 2016 lease abandonment expense, increased 2017 professional fees relating to investigation related litigation, and lower payroll expenses.

This decrease for the three month period ended September 30, 2017 reflects lower general and administrative expenses and includes the loss on abandonment of lease that occurred in 2016. Excluding the lease abandonment impact, operating expenses decreased $40,102. General and administrative expenses were $73,470 for the three months ended September 30, 2017 compared to $59,715 for the same period in 2016 due to lower insurance and personnel costs.

Operating losses for the third quarter 2017 totaled $311,581 versus a $775,794 in the third quarter 2016. For the nine month period ended September 30, 2017 and 2016, the operating loss totaled $329,343 versus $1,381,778. This sharp reduction reflects the 2016 lease abandonment expense relative to the Big Willow lease write-off and higher professional fees related to investigation litigation. All other expenses are down significantly from 2016.

Our material financial obligations include salaries paid to our current employee, fees paid to outside consultants, public company reporting expenses, transfer agent fees, bank fees, and other recurring fees.

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash and investments available for sale totaling $5,410,695 compared to $4,747,489 as of December 31, 2016.

For the nine months ended September 30, 2017 operations provided approximately $71,000 per month in cash compared to cash used by operating activities of approximately $95,000 per month during the nine months ended September 30, 2016. The increase reflects lower trade accounts receivable. Given our recent rate of use of cash in our operations, we believe we have sufficient capital to carry on operations for the next year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses.

In the future, we anticipate we will be able to provide the necessary liquidity from royalty revenues related to sale of oil reserves of existing properties. No assurances, however, can be given that such royalties will continue to be received. As of September 30, 2017, the royalty revenues received have been sufficient to provide liquidity during the previous twelve months. If the Company does not generate sufficient revenues it will continue to finance operations through equity or debt financings.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of and participation of our management, including our Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15 under the Exchange Act) as of September 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including our CFO as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our CFO has concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this Report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

On or around July 18, 2013, BRI received notice of a complaint filed in McKenzie County, ND (Roil Energy v. Toll Reserve Consortium (ND Dist. Ct., Case No. 27-2013-CV-00124)) (the “ND Case”). The plaintiffs in the ND Case are the same as in the Allan Holms Case described above. The claims in the ND Case arise from the same facts alleged by the plaintiffs in the Washington case. The plaintiffs in the ND Case sought to, among other things, quiet title in mineral assets the plaintiffs claim was intended to be conveyed to Roil Energy. The ND Case was dismissed without prejudice, and a release from lis pendens relating to the ND Case was filed with McKenzie County on September 11, 2014.

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

In March 2013, the Company received notice of a complaint titled Gillis v. Bakken Resources, Inc., Case No. A-13-675280-B, filed in the District Court of the State of Nevada for Clark County (the “Gillis Case”). Mr. Gillis, the plaintiff in the Gillis Case, is the trustee of the Bruce and Marilyn Gillis 1987 Trust. Mr. Gillis is alleged that Client breached certain registration rights obligations pursuant to an equity investment made at or around November 2010. The Company reached settlement in the Gillis Case for $200,000, as approved by the Gillis court in December 2014.

In March 2014, the Company received notice of a complaint titled Manuel Graiwer and TJ Jesky v. Val Holms, Herman Landeis, Karen Midtlyng, David Deffinbaugh, Bill Baber, W. Edward Nichols, and Wesley Paul, Case No. CV14 00544 (the “Graiwer Case”), filed in the Second Judicial District Court of the State of Nevada for Washoe County. Messrs. Graiwer and Jesky, the plaintiffs in the Graiwer Case, bring action on behalf of the Company derivatively, and the Company is also named as a nominal defendant. Messrs. Graiwer and Jesky are shareholders of the Company and allege breach of fiduciary duty, gross negligence, corporate waste, unjust enrichment, and civil conspiracy against one or more of the named defendants. The Company is also informed that each of the other named defendants denies the validity of the claims made in the Graiwer Case, and each intends to vigorously defend against such claims, as applicable. All of the defendants except for Val Holms have been released from the case. Because Val Holms (and now his estate) remains a defendant in the case, the Company also remains, by default, a nominal defendant. After Val Holms’ death in December 2016, his estate entered the case and remains the sole defendant. Trial in the Graiwer Case, which was scheduled to take place in October 2017 has now been rescheduled to December 2018.

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

____________________

1 Allan Holms claims to have acquired 26,350,000 shares of common stock held by Val Holms in transactions purportedly taking place in August 2016 and December 2016. Allan Holms claims one-half of such shares were acquired in August 2016 and the remaining one-half was acquired in December 2016. Val Holms passed away on December 24, 2016. Such shares in the name of Val Holms constitute approximately 47% of the issued and outstanding common stock of the Company. Neither Allan Holms, nor Val Holms made any filing pursuant to Section 16 of the Securities Exchange Act of 1934 (such as Form 3,4, 5) contemporaneous with these purported transactions. Allan Holms did file a Form 5 and Schedule 13D in February 2017 whereby Allan Holms claimed to be an officer, director and a 10% holder of equity in the Company. Allan Holms’ purported share purchase transactions allegedly took place at approximately also the same time when Allan Holms claimed to hold voting proxies (not the shares themselves) from Val Holms relating to an attempted hostile takeover of the Company that took place on July 20, 2016, the subject of which is part of a separate litigation described above. For purposes going forward in evaluating the holder of the disputed shares currently in the name of Val Holms (the “Disputed Shares”) and consistent with the Stipulation and Order mentioned in this paragraph, the Company has taken the position that Allan Holms is not a related party or related person to the Company by virtue of his purported acquisition of the Disputed Shares. Ownership of the Disputed Shares is currently not determined as the estate of Val Holms has, at separate times, both disavowed ownership of the Disputed Shares and indicated that it is not certain of the ownership of the Disputed Shares. Since ownership of the Disputed Shares bears several issues of disclosure, including, without limitation, disclosure of related party transactions, the Company will take the position for purposes of its disclosure obligations that the Disputed Shares are held by the estate of Val Holms.

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